Form 10-Q
period 2014-06-30
Stockbridge/SBE Investment Company, LLC
filed 2014-08-21
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55258

Stockbridge/SBE Investment Company, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-5141749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2535 Las Vegas Boulevard South Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

415-658-3300

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited).

Stockbridge/SBE Investment Company, LLC

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,510,449	$2,583,776
Restricted cash	2,967,167	4,435,345
Accounts receivable	130,374	179,028
Prepaid expenses and other current assets	3,110,233	675,949

Total current assets	20,718,223	7,874,098

Restricted cash	147,352,182	287,803,656
Property and equipment, net (Note 6)	80,318,790	79,815,396
Development in progress (Note 6)	356,933,962	178,860,469
Deferred financing costs, net	56,799,295	33,904,268
Other assets	604,699	298,638

Total assets	$662,727,151	$588,556,525

Liabilities and Members’ Equity
Current liabilities
Notes payable	$59,364	$—
Accounts payable and accrued expenses	51,224,757	34,524,769
Due to related parties, net (Note 6)	3,431,483	569,279

Total current liabilities	54,715,604	35,094,048

Note payable	208,886	—
Loans payable	534,000,000	450,000,000
Other long term liabilities	34,391,510	9,517,444

Total liabilities	623,316,000	494,611,492
Commitments and contingencies (Note 8)
Members’ equity	39,411,151	93,945,033

Total liabilities and members’ equity	$662,727,151	$588,556,525

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Other	$9,640	$21,374	$16,046	$41,918

Total revenues	9,640	21,374	16,046	41,918

Operating expenses

Selling, general and administrative (Note 6)	12,718,281	2,757,215	20,215,779	4,990,046
Management fees (Note 6)	170,658	76,849	332,126	143,137
Depreciation	352,342	46,613	657,060	91,340

Total operating expenses	13,241,281	2,880,677	21,204,965	5,224,523

Operating loss	(13,231,641)	(2,859,303)	(21,188,919)	(5,182,605)

Other income (expense)

Loss on disposal of property and equipment	—	—	(15,917)	—
Loss on early retirement of debt	—	—	(21,875,324)	—
Interest income	21,896	53,828	50,308	105,387
Interest expense, net of capitalized interest	(5,738,847)	(10,263,099)	(11,504,030)	(20,392,360)

Total other expense	(5,716,951)	(10,209,271)	(33,344,963)	(20,286,973)

Net loss	$(18,948,592)	$(13,068,574)	$(54,533,882)	$(25,469,578)

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(54,533,882)	$(25,469,578)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	657,060	91,340
Amortization of deferred financing costs	4,816,915	2,424,442
Loss on disposal of property and equipment	15,917	—
Loss on early retirement of debt	21,875,324	—
Prepayment premium on early retirement of debt	(15,000,000)	—
Changes in operating assets and liabilities
Accounts receivable	48,654	191,215
Prepaid expenses and other current assets	(2,678,225)	(237,278)
Other assets	43,939	8,106
Accounts payable and accrued expenses	1,036,026	(357,408)
Due to related parties, net	2,882,161	136,951
Other long term liabilities	622,163	—

Net cash used in operating activities	(40,213,948)	(23,212,210)

Cash flows from investing activities
Proceeds from disposal of property and equipment	26,600	—
Purchases of property and equipment	(2,480,140)	(274,557)
Payments for development in progress	(167,587,264)	(17,660,088)
(Increase) decrease in restricted cash	141,919,652	(109,181,512)

Net cash used in investing activities	(28,121,152)	(127,116,157)

Cash flows from financing activities
Contributions from member	5,000,000	42,048,833
Contribution repaid to member	(5,000,000)	—
Payments for financing costs	(3,720,503)	(2,496,478)
Proceeds from EB-5 loan payable	184,500,000	148,000,000
Payment on EB-5 loan payable	(500,000)	—
Payments on note payable	(17,724)	—
Payments on loans payable	(100,000,000)	(36,773,333)

Net cash provided by financing activities	80,261,773	150,779,022

Net increase in cash and cash equivalents	11,926,673	450,655
Cash and cash equivalents, beginning of period	2,583,776	312,112

Cash and cash equivalents, end of period	$14,510,449	$762,767

Supplemental cash flow disclosure
Cash paid during the period for interest, net of interest capitalized	$7,020,240	$18,009,056

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities
Amounts included in accounts payable, net capitalized to development in progress	$36,521,964	$6,215,165
Amounts included in accounts payable and accrued expenses capitalized to deferred financing costs, net	$10,283,999	$4,910,215
Amounts included in accounts payable and accrued expenses capitalized to property and equipment, net	$165,503	$—
Amounts included in accounts payable and accrued expenses for prepaid expenses and other current assets	$34,975	$67,597
Amounts included in other long term liabilities capitalized to deferred financing costs, net	$33,535,069	$—
Amounts included in due to related parties, net capitalized to development in progress	$37,210	$108,695
Amortization of prepaid expenses capitalized to development in progress	$163,759	$183,853

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements

1.	Organization

Stockbridge/SBE Investment Company, LLC (the “Company”), a Delaware limited liability company, was formed on April 13, 2012 for the purpose of investing in Stockbridge/SBE Holdings, LLC (“Holdings”), a Delaware limited liability company, the owner of the property formerly known as Sahara Hotel and Casino in Las Vegas, Nevada (the “Property” or the “SLS Las Vegas”).

The Company has two members: the Class A member is Stockbridge/SBE Voteco Company, LLC (“Voteco”), a Delaware limited liability company formed on April 13, 2012, which holds 100% of the voting rights with no economic interest in the Company; and the Class B member is Stockbridge/SBE Intermediate Company, LLC (“Intermediateco”), a Delaware limited liability company formed on April 23, 2012, which holds 100% of the economic interest with no voting rights in the Company.

Stockbridge Fund II Co-Investors LV Investment, LLC (the “Co-Investors Fund”); Stockbridge Fund II LV Investment, LLC, Stockbridge Fund II D LV Investment, LLC, Stockbridge Fund II E LV Investment, LLC and Stockbridge Fund III LV Investment, LLC (“Stockbridge Fund III”) (collectively, “Stockbridge”), all Delaware limited liability companies; SBE Las Vegas Holdings I, LLC (“SBE”), a Delaware limited liability company; and AREFIN Sahara Equity LLC (“AREA”) are the members of Intermediateco. As of June 30, 2014 and December 31, 2013, Stockbridge and SBE own 90% and 10%, respectively, of Intermediateco. AREA holds no economic interest in Intermediateco.

Distributable cash and allocations of profits and losses are made to the members of the Company pursuant to its operating agreement.

On February 13, 2014, Holdings formed SB Gaming, LLC (“SB Gaming”), a Nevada limited liability company, for the purpose of becoming the operator of the gaming-related activities at the Property once the SLS Las Vegas opens to the public. Holdings is the sole member of SB Gaming.

The Company filed a Registration Statement on Form 10 on May 7, 2014, which became effective under the Securities Exchange Act of 1934, as amended, on July 7, 2014.

Acquisition of the Property

On August 1, 2007, Holdings acquired the Property (the “Acquisition”) for total consideration of $354,269,478, inclusive of closing costs. Holdings provided gaming and lodging amenities (the “Casino and Hotel Operations”), which were managed by various parties under certain management or lease agreements (Note 6). Holdings had planned to renovate and reposition the Property (the “Renovation Project”); however, in August 2009, the Renovation Project was suspended due to the market conditions in Las Vegas. Holdings ceased its Casino and Hotel Operations on May 16, 2011 and closed the Property (the “Closure”). In connection with the termination of the Casino and Hotel Operations, management determined that it would be appropriate to recommence the Renovation Project in September 2011.

The Company has not generated sufficient cash flows from operations to meet its obligations. Historically, the Company has met these operating shortfall requirements principally with contributions from Stockbridge and SBE. On May 2, 2012, the Company secured a $300,000,000 senior construction facility (the “Senior Construction Facility”) (Note 5) that was arranged by J.P. Morgan Securities, LLC (“J.P. Morgan”). The net proceeds of the Senior Construction Facility were deposited into an escrow account administered by KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”), to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 of additional construction financing (the “Junior Construction Facility”) (Note 5). In February 2013, the Company negotiated an early construction start date and deposited $24,361,631 into an escrow account administered by KeyCorp to be used to finance the first six months of construction, while the Junior Construction Facility fundraising was completed (Note 5). The Senior Construction Facility and Junior Construction Facility are collectively the “Construction Facilities.”

Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2014 up to a maximum of $40,000,000 to enable the Company to pay its obligations as they become due. The Company’s ability to pay its obligations as they become due through December 31, 2014 is dependent upon achieving budgets and forecasts for the period, including those related to the Renovation Project.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies

The preparation of the unaudited interim consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, expenses and certain financial statement disclosures. Actual results may differ from these estimates.

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2014 and 2013 and balance sheet as of June 30, 2014 included herein are unaudited, but in our opinion, include all adjustments (which consist of only normal recurring adjustments) necessary to make a fair statement of the financial position at June 30, 2014 and the results of operations and the cash flows for the periods presented herein. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full fiscal year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States has been omitted pursuant to such rules or regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement, which was filed with the SEC on May 7, 2014.

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Holdings, SB Gaming and Nav-Strip, LLC (“Nav-Strip”). Nav-Strip was initially a wholly-owned subsidiary of Navegante Gaming, LLC (“Navegante”). On December 21, 2011, Navegante assigned its interest in Nav-Strip to Holdings, and Nav-Strip became a wholly-owned subsidiary of Holdings.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date acquired as cash and cash equivalents.

Restricted Cash

The Company classifies cash that is restricted for specific purposes and is unavailable for general use as restricted cash. Pursuant to the Construction Facilities, the net proceeds were deposited into lender and lender related accounts and have been included in restricted cash in the accompanying consolidated balance sheets. In addition, the Company is required to establish and maintain debt service reserves for its loans payable (Note 5). The debt service reserves have also been included in restricted cash in the accompanying consolidated balance sheets. Substantially all the restricted cash is classified as a noncurrent asset because it will primarily be used to fund the Renovation Project and for the repayment of loans payable. Additionally, cash posted as collateral for letters of credit issued in favor of the Company are classified as restricted cash.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of amounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a review of customer accounts, historical collection experience and current economic and business conditions. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

Property and Equipment

Property and equipment and major renewals and betterments are stated at cost. Maintenance and repairs that do not materially add value to the asset or prolong its estimated useful life are charged to expense when incurred. Gains or losses on dispositions of property and equipment are recognized in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	15 - 39 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Lease term

Development in Progress

The Company’s capitalization policy for development projects is guided by ASC Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate – General. The capitalized costs include pre-construction costs essential to the Renovation Project, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the Renovation Project are capitalized as part of the cost of the project. The capitalization period will cease when the Renovation Project is substantially complete. Due to the market conditions in Las Vegas, the Renovation Project was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the Renovation Project improved subsequent to the Closure, and management determined that it would be appropriate to recommence the Renovation Project in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21,286,363 to development in progress in the accompanying consolidated balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the Renovation Project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding. For the three months ended June 30, 2014 and 2013, interest of $2,371,130 and $998,256, respectively, was capitalized. For the six months ended June 30, 2014 and 2013, interest of $4,794,135 and $1,829,949, respectively, was capitalized.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

Long-Lived Assets

In accordance with the guidance in ASC Topic 360-10 (“ASC 360-10”), Property, Plant and Equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company would recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If an impairment was recognized, the reduced carrying amount of the asset would be accounted for as its new cost. Generally, fair values are estimated using a discounted cash flow, direct capitalization or market comparison analysis. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur, which would affect the recorded carrying amounts of the long-lived assets.

As of June 30, 2014 and December 31, 2013, no events or changes in circumstances were identified which would indicate that the carrying value of the long-lived assets was not fully recoverable. Accordingly, no impairment was recorded for the three and six months ended June 30, 2014 and the year ended December 31, 2013.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt arrangement. The Company did not incur any costs related to the Senior Construction Facility during the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred costs related to the Senior Construction Facility of $0 and $8,039,934, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. In January 2014, the Company paid down $100.0 million of the Senior Construction Facility and, as a result, the Company wrote off $6,875,324 of the deferred financing costs, which is included in loss on early retirement of debt in the consolidated statements of operations for the six months ended June 30, 2014.

The Company incurred costs related to the Junior Construction Facility of $34,937,265 and $15,858,673 during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets.

Advertising Costs

Costs for advertising are expensed as incurred and are included in selling, general and administrative expenses. These costs totaled $817,627 and $80,541 for the three months ended June 30, 2014 and 2013, respectively, and $1,313,473 and $115,051 for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes

Prior to 2012, Holdings had elected to be taxed as a partnership for federal and state tax purposes. Taxable income or loss of Holdings flowed through to the initial members of Holdings (the “Initial Holdings Members”) and was reported on the Initial Holdings Members’ individual income tax returns. On May 2, 2012, the Company became the sole member of Holdings, thereby making Holdings a disregarded entity for federal and state income tax purposes. The Company, as a wholly owned subsidiary of Intermediateco, is treated as a disregarded entity for federal and state income tax purposes. Accordingly, no provision for federal and state income taxes is reflected in the accompanying consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

Fair Value

Fair value in accordance with the guidance in ASC Topic 820-10 (“ASC 820-10”), Fair Value Measurements and Disclosures, is based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820-10 clarifies that transaction or selling costs should be excluded when determining fair value, more specifically the exit price.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements, which include unadjusted quoted prices within active markets for identical assets or liabilities. The next priority is given to Level 2 measurements, which include quoted prices in markets which are not active or inputs that are observable, either directly or indirectly. The lowest priority is given to Level 3 measurements, which include prices or valuation techniques that require unobservable inputs. The Financial Accounting Standards Board has provided guidance that in certain circumstances inactive markets utilizing unobservable, or Level 3, inputs may be more appropriate than using observable inputs, as asset sales in inactive markets and/or distressed asset sales are not necessarily determinative of fair value. Inactive markets are recognized as those in which there is a significant variance between the bid–ask spread and a significant decrease in trading volume.

Financial Instruments

The Company determines the fair value of financial instruments as required by ASC Topic 825-10, Financial Instruments.

The carrying amounts for cash and cash equivalents, receivables, prepaid expenses and other current assets and accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The Company values its debt periodically, using indicative pricing from market information (Level 2 inputs). The fair value of debt can be affected by, among other things, the availability of capital, interest rates and inflation rates. As a result, determining the fair value involves subjective assumptions and estimates. As of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s Senior Construction Facility approximated its fair value.

The Company has determined that it is not practicable to estimate the fair value of the Junior Construction Facility. The Junior Construction Facility has been secured from lenders utilizing the EB-5 Immigrant Investor Pilot Program (“EB-5 Program”), which is administered by the U.S. Citizenship and Immigrations Services (“USCIS”) (Note 5). Under the EB-5 Program, foreign citizens are able to obtain green cards and permanent residence status through approved participation in the program. Since the EB-5 Program, on which the Junior Construction Facility relies, is administered by the federal government and results in benefits to investors that can only be obtained from the federal government, it is not practicable to estimate the fair value, as defined in ASC 820-10, of the Junior Construction Facility.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of FDIC insured limits. The Company believes that it mitigates credit risk by depositing cash with financial institutions that have a high credit rating.

Recently Issued Accounting Pronouncements

No new accounting pronouncements issued or effective during 2014 or 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

3.	Property and Equipment, Net

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Land and improvements	$76,672,216	$76,672,216
Furniture, fixtures and equipment	5,666,041	4,739,195

Total property and equipment	82,338,257	81,411,411
Less: accumulated depreciation	(2,019,467)	(1,596,015)

Property and equipment, net	$80,318,790	$79,815,396

Depreciation of $352,342 and $46,613 was incurred during the three months ended June 30, 2014 and 2013, respectively; and, $657,060 and $91,340, incurred during the six months ended June 30, 2014 and 2013, respectively.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Development in progress	$36,521,964	$26,465,511
Financing costs	10,283,993	3,319,139
Property and equipment	165,503	1,442,672
Other	4,253,297	3,297,447

Total accounts payable and accrued expenses	$51,224,757	$34,524,769

5.	Loans and Note Payables

Loans and notes payables consist of the following:

	June 30, 2014	December 31, 2013
Senior Construction Facility	$150,000,000	$250,000,000
Junior Construction Facility	384,000,000	200,000,000

Total loans payable	534,000,000	450,000,000
Note payable	268,250	—
Less current portion	(59,364)	—

Total long term payables	$534,208,886	$450,000,000

Senior Construction Facility

On May 2, 2012, the Company secured the Senior Construction Facility and entered into an escrow and security agreement (the “Escrow Agreement”) with KeyCorp. The Company paid a closing fee equal to 5.00% of the stated principal amount of the Senior Construction Facility totaling $15,000,000, which has been capitalized as deferred financing costs in the accompanying consolidated balance sheets. The net proceeds of the Senior Construction Facility of $285,000,000 were deposited into an escrow account (the “Escrow Account”) administered by KeyCorp to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 through the Junior Construction Facility by November 2, 2012, with an option to extend this date for an additional period of three months. On November 1, 2012, the Company exercised its extension option and deposited $9,966,667 into the Escrow Account representing interest due on the Senior Construction Facility through February 3, 2013.

The Senior Construction Facility bears interest at LIBOR plus 11.00%, with a minimum interest rate of 13.00% and matures on the earlier of (i) May 2, 2017 or (ii) six months prior to the maturity date of the Junior Construction Facility.

On January 31, 2013, the Company entered into an amendment to the Senior Construction Facility which provided, among other things, that (i) the Senior Construction Facility could be reduced by up to $150,000,000; (ii) the Company could continue to raise the Junior Construction Facility up to maximum amount of $300,000,000 until February 2014, subject to a $150,000,000 reduction of the Senior Construction Facility; (iii) the renovation of the Property could commence in advance of the release of

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

the Senior Construction Facility proceeds from the Escrow Account; and (iv) the Company could extend the date by which it is required to meet the conditions to release the Senior Construction Facility proceeds from escrow for two additional periods of three months each. On February 4, 2013, the Company exercised its first extension option and deposited $9,750,000 into the Escrow Account representing interest due on the Senior Construction Facility through May 2, 2013. On May 1, 2013, the Company exercised its second extension option and deposited $9,858,333 into the Escrow Account representing interest due on the Senior Construction Facility through August 1, 2013.

On February 14, 2013, Stockbridge and SBE made capital contributions to the Company totaling $24,361,631, which were deposited into an escrow account administered by KeyCorp. These funds are Qualified Additional Financing (as defined in the Senior Construction Facility loan documents) and were used to finance construction of the Renovation Project for the first six months of construction, while the Junior Construction Facility fundraising continued. On the same date, the Company commenced construction of the Renovation Project.

On July 25, 2013, the Company entered into a second amendment to the Senior Construction Facility, which raised the maximum amount of the Junior Construction Facility from $300,000,000 to $400,000,000, provided that, no later than February 2, 2014, the principal amount of the Senior Construction Facility was reduced to $150,000,000, subject to the following conditions: (i) to the extent that the aggregate amount of the Junior Credit Facility does not exceed $125,000,000, no reduction of the Senior Construction Facility is required; (ii) to the extent that the aggregate amount of the Junior Construction Facility exceeds $125,000,000 but does not exceed $175,000,000, the Senior Construction Facility will be reduced by $50,000,000; (iii) to the extent that the aggregate amount of the Junior Construction Facility exceeds $175,000,000 but does not exceed $200,000,000, no reduction of the Senior Construction Facility is required; (iv) to the extent that the aggregate amount of the Junior Construction Facility exceeds $200,000,000 but does not exceed $300,000,000, the Senior Construction Facility will be reduced on a dollar-for-dollar basis; and (v) to the extent that the aggregate amount of the Junior Construction Facility exceeds $300,000,000 but does not exceed $400,000,000, no reduction of the Senior Construction Facility is required.

The second amendment to the Senior Construction Facility also provided, among other things, that (i) interest payments are to be made monthly in advance after August 2, 2013 up to and including the date of First Disbursement (as defined in the Senior Construction Facility loan documents); (ii) certain conditions required to be met to release the Escrow Account were revised; (iii) certain conditions required to be met in order for the Company to draw down on the Senior Construction Facility were implemented; and (iv) the Company could utilize deposits made to the Escrow Account or proceeds from the Junior Construction Facility to prepay the Senior Construction Facility, pursuant to the prepayment conditions described in the preceding paragraph.

On August 2, 2013, the conditions required to release the Escrow Account were met, and the proceeds were released. Of the proceeds from the Escrow Account, $50,000,000 was utilized to pay down the Senior Construction Facility and $1,500,000 was utilized to pay a prepayment premium equal to 3.00% of the principal repayment of the Senior Construction Facility. Prepaid interest totaling $1,847,685 was transferred to an interest reserve account and the balance of the Escrow Account was reserved to fund a portion of project costs.

On January 30, 2014, the Company, using restricted cash, prepaid an additional $100,000,000 of the Senior Construction Facility, reducing the balance to $150,000,000 and paid a prepayment premium equal to 15.00% of the principal repaid, totaling $15,000,000, which is included in loss on early retirement of debt in the consolidated statements of operations.

The use of proceeds to make repayments or pay prepayment premiums do not qualify as disbursements under the Senior Construction Facility. The First Disbursement (as defined in the Senior Construction Facility loan documents) under the Senior Construction Facility occurred on July 29, 2014 (Note 9).

Junior Construction Facility

The Junior Construction Facility lenders have raised and are continuing to raise the Junior Construction Facility through the EB-5 Program, which allows foreign citizens to obtain green cards and permanent residence status upon the satisfaction of certain requirements stemming from investments which create jobs for U.S. citizens and legal residents. Such investments may be made in a lender that provides debt financing for a project that creates jobs, which is the model used for the Renovation Project. The Property is located in a targeted employment area, as defined by the USCIS. Accordingly, each investor is required to make an investment of at least $500,000 in the lender that provides debt financing to the Renovation Project. Pursuant to the EB-5 Program, investors are required to file a petition for a temporary green card (“I-526 Petition”) with the USCIS and invest in a new commercial enterprise. Pursuant to the terms of the EB-5 offerings, the funds associated with investors that have filed I-526 Petitions become available to the Company upon the approval of at least 23 I-526 Petitions by the USCIS.

The Company is working with American Dream Fund, LLC (including its affiliates, “ADF”) and Pan-America Business Consulting Limited (including its affiliates, “PABC”, and collectively with ADF, the “EB-5 Agents”) to raise two tranches of EB-5 capital up to a maximum of $200,000,000 each (respectively, “EB-5 Tranche 2 Facility” for ADF and “EB-5 Tranche 1 Facility” for PABC).

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

As of December 31, 2013, the EB-5 Tranche 2 Facility lender, via a special purpose entity, completed the EB-5 Tranche 2 Facility fundraising, with I-526 Petitions filed by 400 investors, representing $200,000,000 of capital. As of June 30, 2014 and December 31, 2013, the Company has drawn $199,000,000 and $146,000,000, respectively, from the EB-5 Tranche 2 Facility (“EB-5 Tranche 2 Loan”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 2 Loan bears interest at 0.50% and matures on August 1, 2018, subject to two one-year extension options.

As of June 30, 2014, the EB-5 Tranche 1 Facility lender, via a special purpose entity, had raised $184,000,000 for the EB-5 Tranche 1 Facility, with I-526 Petitions filed by 368 investors. As of June 30, 2014 and December 31, 2013, the Company has drawn $156,500,000 and $0 from the EB-5 Tranche 1 Facility (“EB-5 Tranche 1 Loan”, and collectively with the EB-5 Tranche 2 Loan, the “EB-5 Loans”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 1 Loan bears interest at 0.50% and matures on January 30, 2019, subject to a one-year extension option.

For the three months ended June 30, 2014 and 2013, the Company incurred interest relating to the EB-5 Loans totaling $349,245 and $35,371, respectively, and, $561,621 and $35,371, respectively, during the six months ended June 30, 2014 and 2013, which has been included in interest expense. As of June 30, 2014 and December 31, 2013, interest payable in respect of the EB-5 Loans totaling $695,899 and $234,278, respectively, has been included in other long-term liabilities in the accompanying consolidated balance sheets. The EB-5 Loans are secured by a subordinated mortgage interest in the Renovation Project.

Commencing in 2013, the Company incurred certain percentage fees on a per annum basis based upon the balances outstanding on the EB-5 Loans as well as a result of the EB-5 Agents achieving certain fundraising goals that are payable directly or indirectly by the Company. The fees include the following:

(i) The Company incurred certain percentage fees based upon the balance outstanding of the EB-5 Loans for the EB-5 Agents’ administration of the EB-5 Loans totaling $994,479 and $0 for the three months ended June 30, 2014 and 2013, respectively, and, $1,653,687 and $0, respectively, during the six months ended June 30, 2014 and 2013, which have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2014, fees payable to the EB-5 Agents totaling $1,785,500 and $160,542 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, fees payable to the EB-5 Agents totaling $292,354 have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(ii) The Company incurred certain percentage fees based upon the balance outstanding under the EB-5 Loans for migration agent services totaling $18,432,111 and $4,106,208 for the three months ended June 30, 2014 and 2013, respectively, and $29,853,168 and $4,106,208, respectively, for the six months ended June 30, 2014 and 2013, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of June 30, 2014, fees payable totaled $8,533,993 and $33,535,069 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, fees payable totaled $2,932,730 and $9,283,166 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(iii) The EB-5 Agents earn one-time fees based on the aggregate amount of EB-5 Loans raised (“Success Fees”). Success Fees totaling $520,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $4,065,000 and $0, respectively, for the six months ended June 30, 2014 and 2013, were earned by the EB-5 Agents and have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, $1,400,000 and $175,000, respectively, were payable to the EB-5 Agents and have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Additionally, a third party earns fees for advisory services for the EB-5 Loans. For the six months ended June 30, 2014 and the year ended December 31, 2013, fees totaling $300,000 and $300,000, respectively, were paid and have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, no amounts were payable.

Note Payable

In January 2014, Holdings entered into a financing agreement to purchase two industrial washers for $285,974. The agreement bears annual interest at 6.77% and is due on December 21, 2018.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

6.	Related Party Transactions

SBEHG Las Vegas I, LLC

On August 1, 2007, Holdings entered into a management agreement (the “Hotel Management Agreement”) with SBEHG Las Vegas I, LLC (“SBEHG” or the “Hotel Operator”), an affiliate of the Company, to operate the hotel, food and beverage facilities and retail facilities, including performing the accounting, cash management, budgeting, operational, sales, advertising, legal, personnel and purchasing functions. Holdings agreed to pay a hotel management fee, an incentive personnel payment and an asset management fee to SBEHG. On June 16, 2014, Holdings entered into a second amended and restated Hotel Management Agreement (“Amended Hotel Management Agreement”). The Amended Hotel Management Agreement provides for a monthly base fee in arrears based on 2.00% of the Net Operating Revenues (as defined in the Amended Hotel Management Agreement) derived from the immediately preceding month. The agreement also provides an annual incentive fee payable in arrears, depending on levels of Gross Operating Profit (as defined in the Amended Hotel Agreement) generated by the hotel-casino. Holdings will be charged monthly for certain centralized services provided by the Hotel Operator and reimbursable expenses incurred by the Hotel Operator, as defined in the Amended Hotel Management Agreement. The Amended Hotel Management Agreement provides for a ten-year term, which commenced on the effective date of June 16, 2014, and continues until the tenth anniversary of the opening date. The Amended Hotel Management Agreement may be terminated (a) by mutual written consent of the parties or (b) in accordance with the terms of the Amended Hotel Management Agreement.

For the three months ended June 30, 2014 and 2013, SBEHG incurred payroll-related costs on behalf of the Company totaling $5,196,652 and $1,019,236, respectively; and, $8,731,737 and $1,963,891, respectively for the six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, payroll-related expenses of $2,855,594 and $286,798, respectively, were payable to SBEHG.

SBE Las Vegas Redevelopment I, LLC

On April 1, 2011, the Company entered into a development management agreement (the “Development Management Agreement”) with SBE Las Vegas Redevelopment I, LLC (the “Development Manager”), an affiliate of the Company, to manage the Renovation Project. Pursuant to the Development Management Agreement, the Company is required to pay development management fees totaling $10,873,000, payable in monthly installments of $300,000. Significant revisions to and increases in the scope of the Renovation Project will result in an increase in fees due under the Development Management Agreement equal to 2.00% of the increase in project costs. For the three months ended June 30, 2014 and 2013, the Company incurred development management fees totaling $900,000 and $900,000, respectively, and $1,800,000 and $1,800,000, respectively, for the six months ended June 30, 2014 and 2013, which have been capitalized to development in progress in the accompanying consolidated balance sheets.

For the three months ended June 30, 2014 and 2013, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $172,313 and $85,196, respectively; and $283,675 and $183,684, respectively for the six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, $0 and $7,383, respectively, were payable to the Development Manager.

Stockbridge

For the three months ended June 30, 2014 and 2013, the Company incurred costs totaling $624,915 and $352,038, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $170,658 and $76,849, respectively, have been included in management fees in the accompanying consolidated statements of operations, $108,679 and $39,563, respectively, have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations, and $345,578 and $235,626, respectively, have been included in development in progress in the accompanying consolidated balance sheets. For the six months ended June 30, 2014 and 2013, the Company incurred costs totaling $986,141 and $674,835, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $332,126 and $143,137, respectively, have been included in management fees in the accompanying consolidated statements of operations, $108,679 and $76,203, respectively, have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations, and $545,336 and $455,495, respectively, have been included in development in progress in the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, $67,287 and $90,240, respectively, was payable to Stockbridge.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

SBE

For the three months ended June 30, 2014 and 2013, the Company incurred costs totaling $1,184,471 and $169,260, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $1,136,395 and $73,384, respectively, have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations, $48,076 and $93,076, respectively, have been included in development in progress in the accompanying consolidated balance sheets, and $0 and $2,800, respectively, have been included in property and equipment, net in the accompanying consolidated balance sheets . For the six months ended June 30, 2014 and 2013, the Company incurred costs totaling $2,145,980 and $226,201, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $1,979,905 and $100,312, respectively, have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations, $166,076 and $123,089, respectively, have been included in development in progress in the accompanying consolidated balance sheets and $0 and $2,800, respectively have been included in property and equipment, net in the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, $508,602 and $184,858, respectively, was payable to SBE.

7.	Employee Benefit Plans

Multi-Employer Defined Benefit Pension Plans

The Company contributed to several multi-employer defined benefit pension plans (the “Plans”) for union employees. Subsequent to the Closure, the Company continued to contribute to one of the Plans. For the three months ended June 30, 2014 and 2013, contributions totaled $21,343 and $15,360, respectively, and totaled $36,838 and $24,772, respectively, for the six months ended June 30, 2014 and 2013. The Company’s policy is to fund this expense as incurred.

Withdrawal Liability

The Company received notices from two unions during 2011, Western Conference of Teamsters Pension Trust (“Teamsters”) and Nevada Resort Association – IATSE Local 720 Retirement Plan (“IATSE”), claiming that, since the Company had withdrawn from the Plans, it was liable for its share of the Plans’ unfunded vested benefits. Teamsters and IATSE had indicated that $736,673 and $905,781, respectively, were payable by the Company under the Plans.

The Company determined that it would no longer dispute the Teamsters claim in 2012 and made payments totaling $549,323. For the three and six months ended June 30, 2013, the Company made payments totaling $63,134 and $200,465, respectively. The remaining balance, including interest, was paid off during 2013.

In 2011, the Company recorded a liability of $905,781 related to the IATSE claim. For the three months ended June 30, 2014 and 2013, the Company made payments totaling $99,322 and $49,661, respectively; and, $148,983 and $99,322, respectively, for the six months ended June 30, 2014 and 2013 related to the IATSE claim. As of June 30, 2014 and December 31, 2013, $485,518 and $607,995, respectively, was payable to IATSE and included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

8.	Commitments and Contingencies

General Litigation

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

Design Agreement

On December 5, 2007, the Company entered into a binding letter of intent (the “Design Agreement”) with PHS Hotel Design Services B.V. to provide design services to the Company. On June 28, 2012, the Company entered into a rider to the Design Agreement, which approved additional payments totaling $500,000. As of June 30, 2014 and December 31, 2013, the total commitment outstanding under the Design Agreement was $250,000.

Marketing, Sales and Reservations Services Contract

In January 2014, Holdings entered into a contract with Preferred Hotel Group, Inc. (“PHG”) to provide marketing, sales and reservations services to hotels. The contract commenced on January 1, 2014 and continues for a period of four years, expiring on December 31, 2017. Holdings agreed to provide PHG 150 complimentary room nights per year (prorated during the first year based upon the SLS Las Vegas opening date). As defined in the contract, in addition to the commissions in connection with the service, membership, quality assurance, marketing, conference and PHGMeetings.com fees are due annually, totaling $153,900.

Purchase Money Obligation

On October 14, 2013, the Company entered into a provider contract and equipment payment and security agreement with KT Corporation. The total contract price was $13,367,699 of which $1,336,770 was paid November 27, 2013, and has been included in development in progress in the accompanying consolidated balance sheets. The remainder of the contract price will be paid in 12 equal quarterly installments commencing on the later of (i) the last day of the calendar quarter in which the Company accepts the equipment evidenced by the issuance of a final acceptance certificate or (ii) the last day of the calendar quarter in which the property opens to the public, but in any event no later than December 31, 2014. The contract price must be paid in full no later than September 30, 2017. Beginning with the installment commencement date, the outstanding principal balance of the contract price bears interest at a fixed rate equal to 9.50% per annum. In order to secure the contract price, the Company granted a purchase money security interest in the collateral to KT Corporation. Intermediateco guarantees payment and performance under the contract. On July 8, 2014, the Company and Intermediateco entered into an amended contract with KT Corporation. The amended agreement increased the original contract price from $13,367,699 to $13,597,699.

9.	Subsequent Events

On July 28, 2014, the Company borrowed $11,500,000 under the EB-5 Tranche 1 Loan.

On July 29, 2014, the First Disbursement (as defined in the Senior Construction Facility loan documents) under the Senior Construction Facility occurred, totaling $38,049,073 (Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document includes various “forward-looking statements,” which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates” or “expects” used in this Quarterly Report on Form 10-Q are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business, our actual results may materially differ from expected results. Factors that might cause or contribute to these differences include the factors discussed in Item 1A, “Risk Factors,” in our Registration Statement on Form 10 which was initially filed with the SEC on May 7, 2014, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As of June 30, 2014, we have not commenced any significant operations of the SLS Las Vegas as we are in our construction and pre-opening stage. We expect that the SLS Las Vegas will open and commence operations on August 23, 2014. Substantially all of our expenditures since the closure of the Property in May 2011 are being capitalized to development in progress (“DIP”), with the exception of non-construction related expenses.

As of August 21, 2014, we obtained the necessary gaming approvals from the Nevada State Gaming Control Board, the Nevada Gaming Commission and Clark County Liquor and Gaming Board to operate the casino at the SLS Las Vegas and receive gaming-related revenues from the SLS Las Vegas. Once we have opened to the public on August 23, 2014, we will commence gaming operations.

The following table presents Consolidated Statement of Operations data for each of the periods indicated (in thousands):

Income Statement Data (in thousands)	Three months ended June 30,		Six months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Net revenue	$10	$21	$16	$42
Operating expenses	(13,241)	(2,881)	(21,205)	(5,225)

Operating loss	(13,231)	(2,860)	(21,189)	(5,183)
Loss of disposal of property and equipment	—	—	(16)	—
Loss on early retirement of debt	—	—	(21,875)	—
Interest income	22	54	50	105
Interest expense, net of capitalized interest	(5,739)	(10,263)	(11,504)	(20,392)

Net loss	$(18,948)	$(13,069)	$(54,534)	$(25,470)

Operating expenses. Most of our expenditures are being capitalized to DIP, with the exception of non-construction related expenses which are expensed as operating expenses. Operating expenses consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. During the three months ended June 30, 2014, we incurred operating expenses of $13.2 million compared to $2.9 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, we incurred operating expenses of $21.2 million compared to $5.2 million for the six months ended June 30, 2013. The increase in the three and six months operating expenses relates primarily to the increased operational workforce and marketing efforts. We expect operating expenses to increase as the operational workforce continues to be augmented and marketing efforts are increased in the period leading up to our anticipated opening on August 23, 2014.

Loss on early retirement of debt. In January 2014, using restricted cash, we prepaid an additional $100.0 million of the Senior Construction Facility, reducing the balance to $150.0 million, and paid a prepayment premium equal to 15% of the principal repaid, totaling $15.0 million. As a result, we wrote off $6.9 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $21.9 million was presented on the consolidated income statements as loss on early retirement of debt.

Interest expense, net of capitalized interest. The decrease in interest expense from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 is the result of the early repayment of the Senior Construction Facility and its replacement with funding from the Junior Construction Facility, which accrues interest at a significantly lower rate. Capitalized interest increased from $1.0 million to $2.4 million for the three months ended June 30, 2013 and 2014, respectively, and from $1.8 million to $4.8 million for the six months ended June 30, 2013 and 2014, respectively, as a result of the increased activity relating to renovation of the Property.

Liquidity

Liquidity (in thousands)	Six months ended June 30,
	2014 (unaudited)	2013 (unaudited)
Net cash used in operating activities	$(40,214)	$(23,212)
Net cash used in investing activities	(28,121)	(127,116)
Net cash provided by financing activities	80,262	150,779

Net increase in cash and cash equivalents	$11,927	$451

The net cash used in operating activities during the six months ended June 30, 2014 and 2013, represents net loss adjusted for certain operations related non-cash items and changes in assets and liabilities. These cash flows do not represent our anticipated normal operations. The increase in cash used in operating activities for the six months ended June 30, 2014 as compared with the same period in 2013 is primarily due to an increase in activity relating to the renovation of the SLS Las Vegas, which included a significant increase in selling, general and administrative expenses (in particular, marketing and payroll expenses) in advance of its opening, which is scheduled to take place on August 23, 2014. This increase also reflected a prepayment premium of $15.0 million for the Senior Construction Facility.

During the six months ended June 30, 2014 and 2013, investing cash flows consisted primarily of expenditures related to DIP and property and equipment, and changes in restricted cash. Cash paid for DIP increased from $17.7 million during the six months ended June 30, 2013 to $167.6 million during the six months ended June 30, 2014 as a result of the ongoing renovation of the Property. The restricted cash, which comprises the proceeds from the Senior Construction Facility that closed in May 2012 as well as the undrawn portion of the Junior Construction Facility, has been, and will continue to be, used to fund the renovation of the SLS Las Vegas as well as to repay our loans payable. The Junior Construction Facility includes a loan agreement that we entered into in May 2013 with SLS Lender, LLC (“EB-5 Tranche 2 Lender”) providing for up to $200.0 million in subordinated financing (“EB-5 Tranche 2 Loan”) and a loan agreement that we entered into in January 2014 with SLS Tranche 1 Lender, LLC (“EB-5 Tranche 1 Lender”) providing for up to $200.0 million in subordinated financing (“EB-5 Tranche 1 Loan” and, collectively with EB-5 Tranche 2 Loan, the “Junior Construction Facility”).

During the six months ended June 30, 2014, financing cash flows consisted primarily of borrowings under our Senior and Junior Construction Facility. For the six months ended June 30, 2014, the Company borrowed $184.5 million from the Junior Construction Facility and repaid $0.5 million, and prepaid $100.0 million of the Senior Construction Facility. During the six months ended June 30, 2013, financing cash flows consisted of contributions from members, proceeds from our Senior and Junior Construction Facility, and repayment of an earlier loan upon its maturity.

External Sources of Liquidity

As of June 30, 2014, the Company held cash and cash equivalents of $14.5 million and restricted cash of $150.3 million. The restricted cash comprises primarily the proceeds from the Senior Construction Facility as well as the undrawn portion of the Junior Construction Facility. As of June 30, 2014, the Company has raised $200.0 million of capital from the EB-5 Tranche 2 Loan and has drawn down $199.0 million; and, the Company has raised $184.0 million capital from the EB-5 Tranche 1 Loan and has drawn down $156.5 million.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those expenditures that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to complete the construction of the SLS Las Vegas, to finance pre-opening costs and to meet post-opening operational costs as well as financing costs. We expect our short-term liquidity requirements to be approximately $105.3 million.

We expect to meet our short-term liquidity needs through borrowings from the Senior and Junior Construction Facilities as well as a revolving credit agreement, although no assurance can be given that we will be able to enter into a revolving credit agreement on terms that are acceptable to us, or at all. We believe that this source of capital will be sufficient to meet our short-term liquidity requirements. Stockbridge Fund III has confirmed to the Company that it has the intent to provide funds to the Company, if necessary and if unavailable through other sources, through December 31, 2014 up to a maximum of $40.0 million to enable the Company to pay its obligations as they become due. The Company’s ability to pay its obligations as they become due through December 31, 2014 is dependent upon achieving budgets and forecasts for the period, including those related to the renovation of the SLS Las Vegas.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those expenditures that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to finance ongoing operational costs.

We intend to satisfy our long-term liquidity requirements with a revolving credit facility and operating cash flows generated by the SLS Las Vegas, although we cannot assure you that we will be able to obtain a revolving credit facility or that operating cash flows upon commencement of operations will be sufficient. As a requirement of our Senior Construction Facility, interest expense of the Senior Construction Facility payable during the first six months of operations has been reserved in advance. Subsequent to the first six-month period, Holdings will be required to generate sufficient cash flow to pay the current interest due on the outstanding borrowings under the Senior Construction Facility. Since the interest rate for the Senior Construction Facility is based on a spread to LIBOR, the Company will have a variable interest obligation that may cause volatility in our cash flows. In addition, Holdings will be required to generate sufficient cash flow to pay the current interest on the outstanding borrowings under the Junior Construction Facility. Because the SLS Las Vegas will be a new property, we do not have a history of operations and we cannot predict whether our cash flow will be sufficient to meet our needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We and two affiliates have each guaranteed the monetary compensation obligations under the employment agreement between the Hotel Operator, SB Gaming and the Company’s chief operating officer, Robert L. Oseland, II. In connection with the securities offerings by SLS Lender LLC and SLS Tranche 1 Lender, LLC, which provided the funds for the EB-5 Tranche 2 Loan and the EB-5 Tranche 1 Loan, respectively, we have indemnified SLS Lender LLC and SLS Tranche 1 Lender, LLC and certain agents involved in the offerings against certain liabilities that may arise related to the offerings and the loans. We also enter into customary guaranties and indemnities in the ordinary course of business.

Contractual Obligations and Commitments

We have loan obligations that we record as liabilities in our Consolidated Financial Statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments:

As of June 30, 2014:

Total (in thousands)	Total	Within 1 year	1 – 3 years	3-5 years	More than 5 years
Long-term debt	$534,000	$—	$150,000	$384,000	$—
Estimated interest payments on long-term debt	63,917	21,500	39,750	2,667	—
Hotel management agreement	60	12	25	23	—
Purchase obligations	12,030	4,010	8,020	—	—
Construction commitments	72,191	72,191	—	—	—

Total	$682,198	$97,713	$197,795	$386,690	$—

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires us to make estimates and judgments about the effects of matters that are inherently uncertain. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The significant accounting policies are summarized in Note 2 to our Consolidated Financial Statements included in this Form 10-Q. Of these accounting policies, we believe the following may involve a higher degree of judgments, estimates and complexity.

Development in Progress

The Company’s capitalization policy for development projects is guided by Accounting Standards Codification (“ASC”) Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate—General. The capitalized costs include pre-construction costs essential to the renovation of the SLS Las Vegas, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the renovation of the SLS Las Vegas are capitalized as part of the cost of the project. The capitalization period will cease when the renovation of the SLS Las Vegas is substantially complete. Due to the market conditions in Las Vegas, the renovation of the SLS Las Vegas was suspended in August 2009, and interest, real estate taxes and insurance were expensed beginning in August 2009. Feasibility of the renovation of the SLS Las Vegas improved subsequent to the closure of the Property in May 2011, and management determined that it would be appropriate to recommence the renovation of the SLS Las Vegas in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21.3 million to development in progress in the accompanying balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the renovation project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding.

Long-Lived Assets

In accordance with the guidance in ASC Topic 360-10 (“ASC 360-10”), Property, Plant and Equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company would recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If an impairment was recognized, the reduced carrying amount of the asset would be accounted for as its new cost. Generally, fair values are estimated using a discounted cash flow, direct capitalization or market comparison analysis. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur, which would affect the recorded carrying amounts of the long-lived assets.

The Company conducts a comprehensive review of all long-lived assets in accordance with ASC 360-10, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of each asset class for instances where the carrying value exceeds the estimated fair value.

Fair Value

Fair value in accordance with the guidance in ASC Topic 820-10 (“ASC 820-10”), Fair Value Measurements and Disclosures , is based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820-10 clarifies that transaction or selling costs should be excluded when determining fair value, more specifically the exit price.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements, which include unadjusted quoted prices within active markets for identical assets or liabilities. The next priority is given to Level 2 measurements, which include quoted prices in markets which are not active or inputs that are observable, either directly or indirectly. The lowest priority is given to Level 3 measurements, which include prices or valuation techniques that require unobservable inputs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of FDIC insured limits. The Company believes that it mitigates credit risk by depositing cash with financial institutions that have a high credit rating.

Pending Accounting Pronouncements

No new accounting pronouncements issued or effective during 2014 or 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our various debt facilities has variable interest rates. As of June 30, 2014, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $1.5 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10 which was initially filed with the SEC on May 7, 2014, as amended, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Registration Statement on Form 10, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit

10.1#	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC

10.2#	Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP

10.3#	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC

10.4	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on July 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

#	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 21, 2014	Stockbridge/SBE Investment Company, LLC
	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

August 21, 2014	By:	/s/ Gabriel Frumusanu
Gabriel Frumusanu Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

10.1#	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC

10.2#	Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP

10.3#	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC

10.4	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on July 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

#	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.