Form 10-Q/A
period 2014-06-30
Stockbridge/SBE Investment Company, LLC
filed 2014-09-19
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this amendment to Stockbridge/SBE Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 21, 2014 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6.	Exhibits.

Exhibit

10.1#+	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC

10.2#+	Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP

10.3#+	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC

10.4+	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on July 31, 2014)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2+	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32+	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 21, 2014 formatted in Extensible Business Reporting Language (XBRL):

i. the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013;

ii. the consolidated balance sheets as of June 30, 2014 and December 31, 2013;

iii. the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013; and

iv. the notes to consolidated financial statements.

#	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.
+	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stockbridge/SBE Investment Company, LLC

September 19, 2014	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

September 19, 2014	By:	/s/ Gabriel Frumusanu
Gabriel Frumusanu
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

10.1#+	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC

10.2#+	Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP

10.3#+	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC

10.4+	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on July 31, 2014)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2+	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32+	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 21, 2014 formatted in Extensible Business Reporting Language (XBRL):

i. the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013;

ii. the consolidated balance sheets as of June 30, 2014 and December 31, 2013;

iii. the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013; and

iv. the notes to consolidated financial statements.

#	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.
+	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 21, 2014.