Form 10-Q/A
period 2014-06-30
Stockbridge/SBE Investment Company, LLC
filed 2015-01-06
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this amendment to Stockbridge/SBE Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 21, 2014 (the “Form 10-Q”), is to refile in unredacted form Exhibit 10.2 (Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP) hereto, which was originally filed in redacted form pursuant to a confidential treatment request. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment restates in its entirety Item 6 of the Form 10-Q and contains new certifications pursuant to Rule 13a-14(a)/15d-14(a), which are filed herewith. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits.

Exhibit

10.1#+	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC

10.2	Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP

10.3#+	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC

10.4+	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on July 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32+	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101+	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 21, 2014 formatted in Extensible Business Reporting Language (XBRL):

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

Stockbridge/SBE Investment Company, LLC

January 6, 2015	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

January 6, 2015	By:	/s/ Gabriel Frumusanu
Gabriel Frumusanu
Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

10.1#+	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC

10.2	Employment Agreement, dated as of June 14, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP

10.3#+	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC

10.4+	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on July 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32+	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101+	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 21, 2014 formatted in Extensible Business Reporting Language (XBRL):

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