Form 10-Q
period 2014-09-30
Stockbridge/SBE Investment Company, LLC
filed 2015-01-13
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

Stockbridge/SBE Investment Company, LLC

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,202,853	$2,583,776
Restricted cash	9,171,793	4,435,345
Inventories	3,932,378	—
Accounts receivable, net	3,540,656	179,028
Prepaid expenses and other current assets	6,360,667	675,949

Total current assets	45,208,347	7,874,098

Restricted cash	44,151,213	287,803,656
Property and equipment, net (Note 8)	492,561,304	79,815,396
Development in progress (Note 8)	—	178,860,469
Deferred financing costs, net	59,386,227	33,904,268
Other assets (Note 8)	8,170,315	298,638

Total assets	$649,477,406	$588,556,525

Liabilities and Members’ (Deficit) Equity
Current liabilities
Notes payable	$4,247,350	$—
Accounts payable and accrued expenses	57,419,308	34,524,769
Due to related parties, net (Note 8)	14,185,243	569,279

Total current liabilities	75,851,901	35,094,048

Notes payable	7,347,754	—
Loans payable	536,000,000	450,000,000
Other long-term liabilities	36,658,430	9,517,444

Total liabilities	655,858,085	494,611,492
Commitments and contingencies (Note 10)
Members’ (deficit) equity	(6,380,679)	93,945,033

Total liabilities and members’ (deficit) equity	$649,477,406	$588,556,525

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Casino	$5,172,483	$—	$5,172,483	$—
Hotel	5,376,994	—	5,376,994	—
Food and beverage	8,956,402	—	8,956,402	—
Retail and other	472,040	23,224	488,086	65,142

Gross revenues	19,977,919	23,224	19,993,965	65,142
Less: promotional allowances	(1,971,058)	—	(1,971,058)	—

Net revenues	18,006,861	23,224	18,022,907	65,142
Operating expenses

Casino (Note 8)	4,972,495	—	4,972,495	—
Hotel (Note 8)	2,254,904	—	2,254,904	—
Food and beverage (Note 8)	11,441,152	—	11,441,152	—
Retail and other (Note 8)	335,825	—	335,825	—
Provision for doubtful accounts	153,206	—	153,206	—
General and administrative (Note 8)	8,931,917	489,731	11,149,512	1,635,196
Corporate (Note 8)	731,264	—	731,264	—
Pre-opening (Note 8)	23,165,396	3,424,648	41,495,706	7,412,366
Management fees (Note 8)	542,312	—	542,312	—
Depreciation and amortization	3,641,381	76,104	4,298,441	167,444
Loss on disposal of property and equipment	—	—	15,917	—

Total operating expenses	56,169,852	3,990,483	77,390,734	9,215,006

Operating loss	(38,162,991)	(3,967,259)	(59,367,827)	(9,149,864)

Other income (expense)

Loss on early retirement of debt	—	(5,458,669)	(21,875,324)	(5,458,669)
Interest income	32,656	44,351	82,964	149,738
Interest expense, net of capitalized interest	(7,661,497)	(9,304,296)	(19,165,527)	(29,696,656)

Total other expense	(7,628,841)	(14,718,614)	(40,957,887)	(35,005,587)

Net loss	$(45,791,832)	$(18,685,873)	$(100,325,714)	$(44,155,451)

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(100,325,714)	$(44,155,451)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,298,441	167,444
Amortization of deferred financing costs	8,497,685	4,089,489
Loss on disposal of property and equipment	15,917	—
Loss on early retirement of debt	21,875,324	5,458,669
Prepayment premium on early retirement of debt	(15,000,000)	(1,500,000)
Provision for doubtful accounts	153,206	—
Changes in operating assets and liabilities
Accounts receivable, net	(3,514,833)	142,088
Inventories	(3,932,378)	—
Prepaid expenses and other current assets	(6,085,436)	(379,176)
Other assets	(7,521,678)	12,159
Accounts payable and accrued expenses	13,225,898	(349,300)
Due to related parties, net	13,673,131	568,843
Other long-term liabilities	1,329,443	106,777

Net cash used in operating activities	(73,310,994)	(35,838,458)

Cash flows from investing activities
Proceeds from disposal of property and equipment	26,600	—
Purchases of property and equipment	(2,807,482)	(724,986)
Payments for development in progress	(220,680,217)	(41,642,271)
Decrease (increase) in restricted cash	238,915,995	(64,183,301)

Net cash provided by (used in) investing activities	15,454,896	(106,550,558)

Cash flows from financing activities
Contributions from member	5,000,000	42,207,750
Distributions to member	—	(1,477)
Contribution repaid to member	(5,000,000)	—
Payments for deferred financing costs	(7,573,026)	(10,289,826)
Proceeds from loans payable	186,500,000	200,000,000
Payments on notes payable	(951,799)	—
Payments on loans payable	(100,500,000)	(86,773,333)

Net cash provided by financing activities	77,475,175	145,143,114

Net increase in cash and cash equivalents	19,619,077	2,754,098
Cash and cash equivalents, beginning of period	2,583,776	312,112

Cash and cash equivalents, end of period	$22,202,853	$3,066,210

Supplemental cash flow disclosure
Cash paid during the period for interest, net of interest capitalized	$10,645,559	$25,505,905

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities
Amounts included in accounts payable and accrued expenses capitalized to development in progress	$—	$8,940,576
Amounts included in accounts payable and accrued expenses capitalized to deferred financing costs, net	$11,139,539	$1,707,200
Amounts included in accounts payable and accrued expenses capitalized to property and equipment, net	$29,843,083	$164,539
Amounts included in accounts payable and accrued expenses for prepaid expenses and other current assets	$28,500	$22,391
Amounts included in other long-term liabilities capitalized to deferred financing costs, net	$35,094,709	$5,648,611
Amounts included in due to related parties, net capitalized to development in progress	$—	$26,152
Amortization of prepaid expenses capitalized to development in progress	$314,061	$265,975

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements

1.	Organization

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

Stockbridge Fund II Co-Investors LV Investment, LLC (the “Co-Investors Fund”); Stockbridge Fund II LV Investment, LLC, Stockbridge Fund II D LV Investment, LLC, Stockbridge Fund II E LV Investment, LLC and Stockbridge Fund III LV Investment, LLC (“Stockbridge Fund III”) (collectively, “Stockbridge”), all Delaware limited liability companies; SBE Las Vegas Holdings I, LLC (“SBE”), a Delaware limited liability company; and AREFIN Sahara Equity LLC (“AREA”) are the members of Intermediateco. As of September 30, 2014 and December 31, 2013, Stockbridge and SBE own 90% and 10%, respectively, of Intermediateco. AREA holds no economic interest in Intermediateco.

Distributable cash and allocations of profits and losses are made to the members of the Company pursuant to its operating agreement.

On February 13, 2014, Holdings formed SB Gaming, LLC (“SB Gaming”), a Nevada limited liability company, for the purpose of becoming the operator of the gaming-related activities at the Property, which opened to the public on August 23, 2014 (the “Opening”). Holdings is the sole member of SB Gaming.

The Company filed a Registration Statement on Form 10 on May 7, 2014, which became effective under the Securities Exchange Act of 1934, as amended, on July 7, 2014.

Acquisition of the Property

On August 1, 2007, Holdings acquired the Property (the “Acquisition”) for total consideration of $354,269,478, inclusive of closing costs. Holdings provided gaming and lodging amenities (the “Casino and Hotel Operations”), which were managed by various parties under certain management or lease agreements. Holdings had planned to renovate and reposition the Property (the “Renovation Project”); however, in August 2009, the Renovation Project was suspended due to the market conditions in Las Vegas. Holdings ceased its Casino and Hotel Operations on May 16, 2011 and closed the Property (the “Closure”). In connection with the termination of the Casino and Hotel Operations, management determined that it would be appropriate to recommence the Renovation Project in September 2011.

Historically, the Company has not generated sufficient cash flows from operations to meet its obligations and has met these operating shortfall requirements principally with contributions from Stockbridge and SBE. On May 2, 2012, the Company secured a $300,000,000 senior construction facility (the “Senior Construction Facility”) (Note 7) that was arranged by J.P. Morgan Securities, LLC (“J.P. Morgan”). The net proceeds of the Senior Construction Facility were deposited into an escrow account administered by KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”), to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 of additional construction financing (the “Junior Construction Facility”) (Note 7). In February 2013, the Company negotiated an early construction start date and deposited $24,361,631 into an escrow account administered by KeyCorp to be used to finance the first six months of construction, while the Junior Construction Facility fundraising was completed (Note 7). The Senior Construction Facility and Junior Construction Facility are collectively the “Construction Facilities.” Additionally, on September 16, 2014, Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) arranged by J.P. Morgan and administered by JPMorgan Chase Bank, N.A. (“JPM Chase Bank”), which provides for up to $65,000,000 through a senior secured revolving credit facility (the “Revolving Credit Facility”) (Note 7).

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

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 and balance sheet as of September 30, 2014 included herein are unaudited, but in our opinion, include all adjustments (which consist of only normal recurring adjustments) necessary to make a fair statement of the financial position at September 30, 2014 and the results of operations and the cash flows for the periods presented herein. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full fiscal year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States has been omitted pursuant to such rules or regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement on Form 10, which was filed with the SEC on May 7, 2014.

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

Restricted Cash

The Company classifies cash that is restricted for specific purposes and is unavailable for general use as restricted cash. Pursuant to the Construction Facilities, the net proceeds were deposited into lender and lender related accounts and have been included in restricted cash in the accompanying consolidated balance sheets. In addition, the Company is required to establish and maintain debt service reserves for its loans payable (Note 7). The debt service reserves have also been included in restricted cash in the accompanying consolidated balance sheets. A portion of restricted cash is classified as a noncurrent asset because it will primarily be used to fund the Renovation Project and for the repayment of loans payable. Additionally, cash posted as collateral for letters of credit issued in favor of the Company are classified as restricted cash.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

Inventories

Inventories primarily consist of food, beverage and retail items, which are stated at the lower of cost or market value. Cost is determined by the weighted average identification method.

Property and Equipment

Property and equipment and major renewals and betterments are stated at cost. Maintenance and repairs that do not materially add value to the asset or prolong its estimated useful life are charged to expense when incurred. Gains or losses on dispositions of property and equipment are recognized in the statements of operations.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	15 - 39 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Lease term

Development in Progress

The Company’s capitalization policy for development projects is guided by ASC Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate – General. The capitalized costs include pre-construction costs essential to the Renovation Project, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the Renovation Project are capitalized as part of the cost of the project. Due to the market conditions in Las Vegas, the Renovation Project was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the Renovation Project improved subsequent to the Closure, and management determined that it would be appropriate to recommence the Renovation Project in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21,286,363 to development in progress in the accompanying consolidated balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the Renovation Project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding. For the three months ended September 30, 2014 and 2013, interest of $1,545,070 and $1,326,974, respectively, was capitalized. For the nine months ended September 30, 2014 and 2013, interest of $6,300,419 and $3,156,923, respectively, was capitalized.

Upon the Opening of the Property, the assets comprising development in progress were put into service and the capitalization period ceased. The Company transferred the development in progress balance to the applicable classes of property and equipment in the accompanying consolidated balance sheets and began to record depreciation and amortization for these assets.

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

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

As of September 30, 2014 and December 31, 2013, no events or changes in circumstances were identified which would indicate that the carrying value of the long-lived assets was not fully recoverable. Accordingly, no impairment was recorded for the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt arrangement. During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, the Company incurred costs related to the Senior Construction Facility of $0 and $8,039,934, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. In August 2013, the Company paid down $50.0 million of the Senior Construction Facility and, as a result, the Company wrote off $3,958,669 of the deferred financing costs, which is included in loss on early retirement of debt in the consolidated statements of operations for the nine months ended September 30, 2013. Similarly, in January 2014, the Company paid down an additional $100.0 million of the Senior Construction Facility and, as a result, the Company wrote off an additional $6,875,324 of the deferred financing costs, which is included in loss on early retirement of debt in the consolidated statements of operations for the nine months ended September 30, 2014.

The Company incurred costs related to the Junior Construction Facility of $39,851,189 and $15,858,673 during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets.

The Company incurred costs related to the Revolving Credit Facility of $1,353,779 and $0 during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets.

Other Assets

Other long-term assets primarily consist of the Company’s base stock of china, glassware, uniforms, etc., as well as other deposits.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, and other operating revenues are recognized when services are performed. Advance deposits are recorded as other long-term liabilities until services are provided to the customer.

The Company has established a guest reward program called the “The Code” to reward members for the total amount they spend across all the venues and amenities offered at the SLS Las Vegas. Members can earn “points” based upon the amount they spend and such members can redeem their points for free play and other goods and services subject to the established program rules, as amended and modified from time to time. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

The Company accrues points expected to be earned for goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. As of September 30, 2014 and December 31, 2013, the Company had accrued $77,038 and $0, respectively, for the estimated cost of providing these benefits, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

The estimated departmental cost of providing promotional allowances for the nine months ended September 30, 2014 and 2013, which are included primarily in casino operating expenses, are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Hotel	$426,271	$—
Food and beverage	732,958	—

	$1,159,229	$—

Advertising Costs

Costs for advertising are expensed as incurred. For the three months ended September 30, 2014 and 2013, advertising costs totaling $1,686,691 and $0, respectively, are included in general and administrative expenses and $3,359,841 and $135,088, respectively, are included in pre-opening expenses. For the nine months ended September 30, 2014 and 2013, advertising costs totaling $1,686,691 and $0, respectively, are included in general and administrative expenses and $4,673,314 and $250,139, respectively, are included in pre-opening expenses.

Pre-Opening Expenses

The Company accounts for costs incurred in the pre-opening phase of new ventures in accordance with accounting standards regarding start-up activities. Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred.

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

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

The Company values its debt periodically, using indicative pricing from market information (Level 2 inputs). The fair value of debt can be affected by, among other things, the availability of capital, interest rates and inflation rates. As a result, determining the fair value involves subjective assumptions and estimates. As of September 30, 2014 and December 31, 2013, the carrying amount of the Company’s Senior Construction Facility approximated its fair value.

The Company has determined that it is not practicable to estimate the fair value of the Junior Construction Facility. The Junior Construction Facility has been secured from lenders utilizing the EB-5 Immigrant Investor Pilot Program (“EB-5 Program”), which is administered by the U.S. Citizenship and Immigrations Services (“USCIS”) (Note 7). Under the EB-5 Program, foreign citizens are able to obtain green cards and permanent residence status through approved participation in the program. Since the EB-5 Program, on which the Junior Construction Facility relies, is administered by the federal government and results in benefits to investors that can only be obtained from the federal government, it is not practicable to estimate the fair value, as defined in ASC 820-10, of the Junior Construction Facility.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of FDIC insured limits. The Company believes that it mitigates credit risk by depositing cash with financial institutions that have a high credit rating.

Reclassifications

For the three and nine months ended September 30, 2013, we have reclassified certain revenues and operating expenses on the Company’s consolidated statements of operations to conform to current period presentations. These reclassifications had no effect on previously reported net loss.

Such reclassifications include our presentation of pre-opening expenses on the consolidated statements of operations. Historically, all pre-opening expenses of the Company had been included in general and administrative expenses in the consolidated statements of operations. Beginning with the three and nine months ending September 30, 2014, we are presenting pre-opening costs separately.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company’s financial condition and results of operations.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15. Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity’s ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity’s ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management’s plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.

3.	Accounts Receivable, Net

Accounts receivable, net consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Casino	$870,000	$—
Hotel	1,803,472	—
Other	1,020,390	179,028

	3,693,862	179,028
Less: allowance for doubtful accounts	(153,206)	—

Total accounts receivable, net	$3,540,656	$179,028

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Prepaid expenses	$5,787,454	$505,650
Other current assets	573,213	170,299

Total prepaid expenses and other current assets	$6,360,667	$675,949

Prepaid expenses as of September 30, 2014 and December 31, 2013 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other current assets as of September 30, 2014 and December 31, 2013 consist primarily of advance deposits relating to restaurants and retail management agreements and other security deposits.

5.	Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Land and improvements	$86,343,433	$76,672,216
Building and improvements	244,380,647	—
Furniture, fixtures and equipment	167,267,158	4,739,195
Leasehold improvements	230,913	—

Total property and equipment	498,222,151	81,411,411
Less: accumulated depreciation	(5,660,847)	(1,596,015)

Property and equipment, net	$492,561,304	$79,815,396

Depreciation and amortization of $3,641,381 and $76,104 was incurred during the three months ended September 30, 2014 and 2013, respectively; and, $4,298,441 and $167,444, was incurred during the nine months ended September 30, 2014 and 2013, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Development in progress	$—	$26,465,511
Deferred financing costs	11,139,539	3,319,139
Property and equipment	29,843,083	1,442,672
Chip liability	4,090,060	—
Other	12,346,626	3,297,447

Total accounts payable and accrued expenses	$57,419,308	$34,524,769

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

7.	Loans and Notes Payable

Loans and notes payable consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Senior Construction Facility	$150,000,000	$250,000,000
Junior Construction Facility	386,000,000	200,000,000

Total loans payable	536,000,000	450,000,000
Notes payable	11,595,104	—
Less: current portion	(4,247,350)	—

Total loans and notes payable	$543,347,754	$450,000,000

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

The Senior Construction Facility bears interest at London Interbank Offered Rate (“LIBOR”) plus 11.00%, with a minimum interest rate of 13.00% and matures on the earlier of (i) May 2, 2017 or (ii) six months prior to the maturity date of the Junior Construction Facility.

On January 31, 2013, the Company entered into an amendment to the Senior Construction Facility which provided, among other things, that (i) the Senior Construction Facility could be reduced by up to $150,000,000; (ii) the Company could continue to raise the Junior Construction Facility up to maximum amount of $300,000,000 until February 2014, subject to a $150,000,000 reduction of the Senior Construction Facility; (iii) the renovation of the Property could commence in advance of the release of the Senior Construction Facility proceeds from the Escrow Account; and (iv) the Company could extend the date by which it is required to meet the conditions to release the Senior Construction Facility proceeds from escrow for two additional periods of three months each. On February 4, 2013, the Company exercised its first extension option under the amended facility and deposited $9,750,000 into the Escrow Account representing interest due on the Senior Construction Facility through May 2, 2013. On May 1, 2013, the Company exercised its second extension option under the amended facility and deposited $9,858,333 into the Escrow Account representing interest due on the Senior Construction Facility through August 1, 2013.

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

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

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

On August 2, 2013, the conditions required to release the Escrow Account were met, and the proceeds were released. Of the proceeds from the Escrow Account, $50,000,000 was utilized to pay down the Senior Construction Facility and $1,500,000 was utilized to pay a prepayment premium equal to 3.00% of the principal repayment of the Senior Construction Facility, which is included in loss on early retirement of debt in the consolidated statements of operations. Prepaid interest totaling $1,847,685 was transferred to an interest reserve account and the balance of the Escrow Account was reserved to fund a portion of project costs.

On January 30, 2014, the Company, using restricted cash, prepaid an additional $100,000,000 of the Senior Construction Facility, reducing the balance to $150,000,000 and paid a prepayment premium equal to 15.00% of the principal repaid, totaling $15,000,000, which is included in loss on early retirement of debt in the consolidated statements of operations.

On September 16, 2014, the Company entered into a third amendment to the Senior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

The use of proceeds to make repayments or pay prepayment premiums do not qualify as disbursements under the Senior Construction Facility. The First Disbursement (as defined in the Senior Construction Facility loan documents) under the Senior Construction Facility occurred on July 29, 2014. As of September 30, 2014 the undrawn portion of the Senior Construction Facility was $40,646,889.

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

As of December 31, 2013, the EB-5 Tranche 2 Facility lender, via a special purpose entity, completed the EB-5 Tranche 2 Facility fundraising equal to $200,000,000 of capital. As of September 30, 2014 and December 31, 2013, the Company has drawn $199,000,000 and $146,000,000, respectively, from the EB-5 Tranche 2 Facility (“EB-5 Tranche 2 Loan”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 2 Loan bears interest at 0.50% and matures on August 1, 2018, subject to two one-year extension options.

As of September 30, 2014, the EB-5 Tranche 1 Facility lender, via a special purpose entity, had raised approximately $186,000,000 for the EB-5 Tranche 1 Facility. As of September 30, 2014 and December 31, 2013, the Company has drawn $183,500,000 and $0, respectively, from the EB-5 Tranche 1 Facility (“EB-5 Tranche 1 Loan”, and collectively with the EB-5 Tranche 2 Loan, the “EB-5 Loans”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 1 Loan bears interest at 0.50% and matures on January 30, 2019, subject to a one-year extension option.

On September 16, 2014, the Company entered into amendments of the Junior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

For the three months ended September 30, 2014 and 2013, the Company incurred interest relating to the EB-5 Loans totaling $464,455 and $71,406, respectively, and, $1,025,992 and $106,777, respectively, during the nine months ended September 30, 2014 and 2013, which has been included in interest expense in the accompanying consolidated statements of operations. As of September 30, 2014, interest payable in respect of the EB-5 Loans totaling $100,000 and $1,060,270 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, interest payable in respect of the EB-5 Loans totaling $0 and $234,278 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. The EB-5 Loans are secured by a subordinated mortgage interest in the Renovation Project.

Commencing in 2013, the Company incurred certain percentage fees on a per annum basis based upon the balances outstanding on the EB-5 Loans as well as a result of the EB-5 Agents achieving certain fundraising goals that are payable directly or indirectly by the Company. The fees include the following:

(i) The Company incurred certain percentage fees based upon the balance outstanding of the EB-5 Loans for the EB-5 Agents’ administration of the EB-5 Loans totaling $1,009,278 and $0 for the three months ended September 30, 2014 and 2013, respectively, and, $2,662,965 and $0, respectively, during the nine months ended September 30, 2014 and 2013, which have been included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2014, fees payable to the EB-5 Agents totaling $1,102,008 and $191,209 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, fees payable to the EB-5 Agents totaling $292,354 have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(ii) The Company incurred certain percentage fees based upon the balance outstanding under the EB-5 Loans for migration agent services totaling $4,873,924 and $2,902,041 for the three months ended September 30, 2014 and 2013, respectively, and $34,727,090 and $7,008,249, respectively, for the nine months ended September 30, 2014 and 2013, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of September 30, 2014, fees payable totaled $10,153,813 and $35,094,709 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, fees payable totaled $2,932,730 and $9,283,166 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(iii) The EB-5 Agents earn one-time fees based on the aggregate amount of EB-5 Loans raised (“Success Fees”). Success Fees totaling $40,000 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $4,105,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively, were earned by the EB-5 Agents and have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, $360,000 and $175,000, respectively, were payable to the EB-5 Agents and have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Additionally, the Company incurs fees for advisory services for the EB-5 Loans. For the nine months ended September 30, 2014 and the year ended December 31, 2013, fees totaling $300,000 and $300,000, respectively, were paid and have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. Henceforth, the Company will incur fees for additional advisory services to manage the Junior Construction Facility which will be expensed as incurred.

Revolving Credit Agreement

On September 16, 2014, Holdings entered into the Revolving Credit Agreement arranged by J.P. Morgan and administered by JPM Chase Bank, which provides for the $65,000,000 senior secured Revolving Credit Facility. The Revolving Credit Facility is scheduled to mature on September 30, 2018 or, if the Senior Construction Facility has not been refinanced in full prior to November 2, 2016 with indebtedness maturing later than December 31, 2018, on November 2, 2016.

Proceeds from the Revolving Credit Facility will be used by Holdings to finance ongoing working capital and general corporate needs. Holdings may not draw on the Revolving Credit Facility until certain conditions have been satisfied. All amounts owing under the Revolving Credit Facility are secured by a first priority security interest in all assets of Holdings, the Company and SB Gaming under a security agreement, dated as of September 16, 2014, among Holdings, the Company, SB Gaming and JPM Chase Bank. All obligations under the Revolving Credit Agreement are also guaranteed by the Company and SB Gaming.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

Advances under the Revolving Credit Facility will bear interest generally, at an annual rate of either (i) the JPM Chase Bank prime rate plus an applicable margin; or (ii) the applicable LIBOR plus an applicable margin.

The Revolving Credit Facility is senior to the Senior Construction Facility and Junior Construction Facility. Any borrowings under the Revolving Credit Facility in excess of $22,500,000 require the consent of the lenders of the Senior Construction Facility and Junior Construction Facility. As of September 30, 2014 $0 of the Revolving Credit Facility was outstanding.

Notes Payable

In October 2013, the Company entered into a provider contract and equipment payment and security agreement with KT Corporation. The agreement was subsequently amended in July 2014. The total amended contract price was $13,597,699, of which $1,336,770 was paid on November 27, 2013, and the remainder is to be paid in 12 equal quarterly installments commencing on September 30, 2014. The outstanding principal balance of the contract price bears interest at a fixed rate equal to 9.50% per annum.

8.	Related Party Transactions

SBEHG Las Vegas I, LLC

On August 1, 2007, Holdings entered into a management agreement (the “Hotel Management Agreement”) with SBEHG Las Vegas I, LLC (“SBEHG” or the “Hotel Operator”), an affiliate of the Company, to operate the hotel, food and beverage facilities and retail facilities, including performing the accounting, cash management, budgeting, operational, sales, advertising, legal, personnel and purchasing functions. Holdings agreed to pay a hotel management fee, an incentive personnel payment and an asset management fee to SBEHG. On June 16, 2014, Holdings entered into a second amended and restated Hotel Management Agreement (“Amended Hotel Management Agreement”). The Amended Hotel Management Agreement provides for a monthly base fee in arrears based on 2.00% of the Net Operating Revenues (as defined in the Amended Hotel Management Agreement) derived from the immediately preceding month. The agreement also provides an annual incentive fee payable in arrears, depending on levels of Gross Operating Profit (as defined in the Amended Hotel Management Agreement) generated by the hotel-casino. Holdings will be charged monthly for certain centralized services provided by the Hotel Operator and reimbursable expenses incurred by the Hotel Operator, as defined in the Amended Hotel Management Agreement. The Amended Hotel Management Agreement provides for a ten-year term, which commenced on the effective date of June 16, 2014, and continues until the tenth anniversary of the opening date. The Amended Hotel Management Agreement may be terminated (a) by mutual written consent of the parties or (b) in accordance with the terms of the Amended Hotel Management Agreement.

For the three months and nine months ended September 30, 2014 and 2013, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $542,312 and $0, respectively, which have been included in management fees in the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, $542,312 and $0, respectively, was payable to SBEHG.

For the three months ended September 30, 2014 and 2013, SBEHG incurred payroll-related costs on behalf of the Company totaling $25,787,315 and $1,326,551, respectively; and, $34,519,052 and $3,290,442, respectively, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, payroll-related expenses of $12,215,237 and $286,798, respectively, were payable to SBEHG.

SBE Las Vegas Redevelopment I, LLC

On April 1, 2011, the Company entered into a development management agreement (the “Development Management Agreement”) with SBE Las Vegas Redevelopment I, LLC (the “Development Manager”), an affiliate of the Company, to manage the Renovation Project. Pursuant to the Development Management Agreement, the Company is required to pay development management fees totaling $10,873,000, payable in monthly installments of $300,000. Significant revisions to and increases in the scope of the Renovation Project will result in an increase in fees due under the Development Management Agreement equal to 2.00% of the increase in project costs. For the three months ended September 30, 2014 and 2013, the Company incurred development management fees totaling $600,000 and $900,000, respectively, and $2,400,000 and $2,700,000, respectively, for the nine months ended September 30, 2014 and 2013, which have been capitalized to development in progress in the accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, no amounts were payable to the Development Manager related to the fees due under the Development Management Agreement.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

For the three months ended September 30, 2014 and 2013, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $236,295 and $149,935, respectively; and $519,970 and $333,619, respectively for the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, $0 and $7,383, respectively, were payable to the Development Manager.

Stockbridge

For the three months ended September 30, 2014 and 2013, the Company incurred costs totaling $822,831 and $539,978, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $352,805 and $190,822, respectively, have been included in pre-opening expenses in the accompanying consolidated statements of operations, $358,753 and $0, respectively, have been included in corporate expenses in the accompanying consolidated statements of operations, $111,273 and $0, respectively, have been included in property and equipment, net, and $0 and $349,156, respectively, have been included in development in progress in the accompanying consolidated balance sheets. For the nine months ended September 30, 2014 and 2013, the Company incurred costs totaling $1,808,971 and $1,214,813, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $793,609 and $410,162, respectively, have been included in pre-opening expenses in the accompanying consolidated statements of operations, $358,753 and $0, respectively, have been included in corporate expenses in the accompanying consolidated statements of operations, $656,609 and $0, respectively, have been included in property and equipment, net, and $0 and $804,651, respectively, have been included in development in progress in the accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, $61,485 and $90,240, respectively, was payable to Stockbridge.

SBE

For the three months ended September 30, 2014 and 2013, the Company incurred costs totaling $3,627,452 and $855,501, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $985,993 and $799,423, respectively, have been included in pre-opening expenses in the accompanying consolidated statements of operations, $331,290 and $0, respectively, have been included in corporate expenses in the accompanying consolidated statements of operations, $126,435 and $0, respectively, have been included in property and equipment, net, $0 and $56,078, respectively, have been included in development in progress, and $2,183,734 and $0, respectively, have been included in other assets in the accompanying consolidated balance sheets. For the nine months ended September 30, 2014 and 2013, the Company incurred costs totaling $5,773,433 and $1,081,701, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $2,965,898 and $899,735, respectively, have been included in pre-opening expenses in the accompanying consolidated statements of operations, $331,290 and $0, respectively, have been included in corporate expenses in the accompanying consolidated statements of operations, $292,511 and $2,800, respectively, have been included in property and equipment, net, $0 and $179,166, respectively, have been included in development in progress, and $2,183,734 and $0, respectively, have been included in other assets in the accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, $1,366,209 and $184,858, respectively, was payable to SBE.

9.	Employee Benefit Plans

Multi-Employer Defined Benefit Pension Plans

The Company contributed to several multi-employer defined benefit pension plans (the “Plans”) for union employees. Subsequent to the Closure, the Company continued to contribute to one of the Plans. For the three months ended September 30, 2014 and 2013, contributions totaled $99,475 and $11,400, respectively, and totaled $136,313 and $36,172, respectively, for the nine months ended September 30, 2014 and 2013. The Company’s policy is to fund this expense as incurred.

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

The Company determined that it would no longer dispute the Teamsters claim and made payments totaling $549,323 in 2012. The remaining balance, including interest, was paid during 2013. For the three and nine months ended September 30, 2013, the Company made payments totaling $0 and $200,465, respectively.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements (continued)

In 2011, the Company recorded a liability of $905,781 related to the IATSE claim. For the three months ended September 30, 2014 and 2013, the Company made payments totaling $49,661 and $49,661, respectively; and, $198,645 and $148,984, respectively, for the nine months ended September 30, 2014 and 2013 related to the IATSE claim. As of September 30, 2014 and December 31, 2013, $443,292 and $607,995, respectively, was payable to IATSE, of which $131,050 and $607,995, respectively, have been included in accounts payable and accrued expenses and $312,242 and $0, respectively, have been included in other long-term liabilities in the accompanying consolidated balance sheets.

10.	Commitments and Contingencies

General Litigation

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.	Subsequent Events

On October 1, 2014, the Company drew down $2,000,000 under the EB-5 Tranche 1 Loan and $11,283,765 under the Senior Construction Facility.

On November 6, 2014, the Company drew down $6,000,000 under the EB-5 Tranche 1 Loan and $13,053,394 under the Senior Construction Facility.

On December 10, 2014, the Company drew down $6,500,000 under the EB-5 Tranche 1 Loan and $1,000,000 under the EB-5 Tranche 2 Loan.

On December 30, 2014, the Company drew down $4,000,000 under the Revolving Credit Facility.

On December 31, 2014, the Company drew down $2,224,297 under the Senior Construction Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

This document includes various “forward-looking statements,” which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects” used in this Quarterly Report on Form 10-Q are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business, our actual results may materially differ from expected results. Factors that might cause or contribute to these differences include the factors discussed in Item 1A, “Risk Factors,” in our Registration Statement on Form 10 which was initially filed with the SEC on May 7, 2014, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Operations

On August 23, 2014, the SLS Las Vegas opened and commenced operations. The SLS Las Vegas is located at the northern end of Las Vegas Boulevard (often referred to as the “Las Vegas Strip”), at the southeast corner of Sahara Avenue and Las Vegas Boulevard. The intersection is one of the busiest intersections in Las Vegas. This location features not only convenient access from the I-15 freeway at the Sahara Boulevard exit, but also entrances to the SLS Las Vegas on both Paradise Road and the Las Vegas Strip, a unique feature compared to most other casinos on the Las Vegas Strip. Our location has direct access to the Las Vegas monorail, including a monorail stop, and is within walking distance to the Las Vegas Convention Center. The SLS Las Vegas’ location is also proximate to McCarran International Airport. We believe our location is an attractive destination for leisure travelers, business travelers, group and convention business and Las Vegas local patrons due to its convenient access by road, direct access to the city’s monorail and its proximity to many of the amenities of Las Vegas, including the Las Vegas Convention Center.

The SLS Las Vegas features a casino, hotel, restaurants, nightclubs, and other amenities. The casino has an area of approximately 54,000 square feet, with approximately 792 slot machines, approximately 74 live table games and a sports book which is operated by William Hill. The hotel includes three towers with a total of 1,612 rooms, comprising 1,361 rooms and 251 suites. SLS Las Vegas also features approximately (i) 10 restaurants, bars and lounges with an area of approximately 40,000 square feet, (ii) three nightlife venues (including pool decks surrounding nightlife venues) with an area of approximately 60,000 square feet and (iii) retail locations with an area of approximately 9,000 square feet. Additionally, there is approximately 33,000 square feet of meeting and convention space, a 7,500 square foot spa and fitness center, and a pool and cabana area of approximately 35,000 square feet.

Summary Financial Results

The following table presents selected historical financial data from the condensed consolidated statements of operations for the periods indicated. The historical results are not necessarily indicative of the results of operations to be expected in the future.

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. As discussed above, the Company opened the Property and commenced operations on August 23, 2014. Given the integrated nature of the Property’s operations, the Company is considered to have one operating segment.

The following tables present Consolidated Statement of Operations data for each of the periods indicated (in thousands):

Income Statement Data (Unaudited – in thousands)	Three months ended September 30,
	2014	2013	$ Change	% Change
Net revenues	$18,007	$23	$17,984	N/M	*
Operating expenses	(56,170)	(3,990)	(52,180)	N/M

Operating loss	(38,163)	(3,967)	(34,196)	N/M
Loss on early retirement of debt	—	(5,459)	5,459	N/M
Interest income	33	44	(11)	N/M
Interest expense, net of capitalized interest	(7,661)	(9,304)	1,643	N/M

Net loss	$(45,791)	$(18,686)	$(27,105)	N/M

* Not Meaningful

Income Statement Data (Unaudited – in thousands)	Nine months ended September 30,
	2014	2013	$ Change	% Change
Net revenues	$18,023	$65	$17,958	N/M
Operating expenses	(77,391)	(9,215)	(68,176)	N/M

Operating loss	(59,368)	(9,150)	(50,218)	N/M
Loss on early retirement of debt	(21,875)	(5,459)	(16,416)	N/M
Interest income	83	150	(67)	N/M
Interest expense, net of capitalized interest	(19,166)	(29,697)	10,531	N/M

Net loss	$(100,326)	$(44,156)	$(56,170)	N/M

Operating Measures

Our financial results are dependent upon the number of patrons that we attract to our Property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, weather conditions affecting our Property, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing, construction at our existing facility and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or fiscal year are not necessarily comparable and may not be indicative of future periods’ results.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The Property’s operations for the three months ended September 30, 2014 include 39 days of operations from the Property’s opening on August 23, 2014 to September 30, 2014, and have no comparisons to the three months ended September 30, 2013 as we were solely in our construction and pre-opening stage during that period.

Revenues

Our revenues for the three months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2014	2013	$ Change	% Change
Revenues:
Casino	$5,173	$—	$5,173	N/A
Hotel	5,377	—	5,377	N/A
Food and beverage	8,956	—	8,956	N/A
Retail and other	472	23	449	N/M

Gross revenues	19,978	23	19,955	N/M
Less: promotional allowances	(1,971)	—	(1,971)	N/A

Net revenues	$18,007	$23	$17,984	N/M

Casino revenues were approximately $5.2 million for the three months ended September 30, 2014 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging The Code program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $5.4 million for the three months ended September 30, 2014. During the three months ended September 30, 2014, we signed a franchise agreement with Hilton Worldwide Holdings, Inc. (“Hilton”), which provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $9.0 million for the three months ended September 30, 2014 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $0.5 million for the three months ended September 30, 2014 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the three months ended September 30, 2014 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $2.0 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended September 30, 2014 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses for the three months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2014	2013	$ Change	% Change
Operating expenses:
Casino	$4,973	$—	$4,973	N/A
Hotel	2,255	—	2,255	N/A
Food and beverage	11,441	—	11,441	N/A
Retail and other	336	—	336	N/A
Provision for doubtful accounts	153	—	153	N/A
General and administrative	8,932	490	8,442	N/M
Corporate	731	—	731	N/A
Pre-opening	23,165	3,424	19,741	N/M
Management fees	543	—	543	N/A
Depreciation and amortization	3,641	76	3,565	N/M

Total operating expenses	$56,170	$3,990	$52,180	N/M

Operating expenses in the three months ended September 30, 2014 include direct departmental expenses not present in the corresponding 2013 period. During the three months ended September 30, 2014, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, pre-opening, and depreciation and amortization, amongst other items.

Casino expenses totaled $5.0 million and included payroll expenses relating to the operation of the casino and the costs of patron complimentaries.

Hotel expenses totaled $2.3 million and included payroll and other expenses relating to the operation of the hotel.

Food and beverage expenses totaled $11.4 million and included cost of goods sold, payroll expenses relating to the operation of the restaurants, nightlife and bars, and entertainer-related costs associated with nightlife.

Retail and other expenses totaled $0.3 million and included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $8.9 million for the three months ended September 30, 2014, and include marketing and advertising expenses of $1.7 million. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaling $0.7 million for the three months ended September 30, 2014 include fees and expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses totaling $23.2 million for the three months ended September 30, 2014, are expensed as incurred and consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. Pre-opening expenses increased by $19.7 million over the same period in 2013 as a result of our increased operational head count and marketing campaigns leading up to the opening of the Property.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, television, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Depreciation and amortization charges increased by $3.6 million in the three months ended September 30, 2014 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on August 23, 2014.

Loss on Early Retirement of Debt

In August 2013, using restricted cash, we prepaid $50.0 million of the Senior Construction Facility, reducing the balance to $250.0 million, and paid a prepayment premium equal to 3.0% of the principal, totaling $1.5 million. As a result, we wrote off $4.0 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $5.5 million was presented on the consolidated statements of operations as loss on early retirement of debt.

Interest Expense, Net of Capitalized Interest

Interest expense for the three months ended September 30, 2014 was $7.7 million as compared to $9.3 million for the three months ended September 30, 2013. The decrease in interest expense, net of capitalized interest, is the result of the early repayment of the Senior Construction Facility. We also secured additional funding from the Junior Construction Facility, which accrued interest at a significantly lower rate. Additionally, the Property opened on August 23, 2014, at which time the Company ceased capitalizing interest to development costs, resulting in an increase in interest expense that partially offset the decrease resulting from the lower interest rates on the Junior Construction Facility.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The Property’s operations in the nine months ended September 30, 2014 have no comparisons to nine months ended September 30, 2013, as we were solely in our construction and pre-opening stage during the earlier period.

Revenues

Our revenues for the nine months ended September 30, 2014 and 2013, were as follows:

	Nine Months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2014	2013	$ Change	% Change
Revenues:
Casino	$5,173	$—	$5,173	N/A
Hotel	5,377	—	5,377	N/A
Food and beverage	8,956	—	8,956	N/A
Retail and other	488	65	423	N/M

Gross revenues	19,994	65	19,929	N/M
Less: promotional allowances	(1,971)	—	(1,971)	N/A

Net revenues	$18,023	$65	$17,958	N/M

The Company’s revenues for the nine months ended September 30, 2014, primarily comprise revenues generated since the opening of the Property on August 23, 2014.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2014 and 2013, were as follows:

	Nine Months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2014	2013	$ Change	% Change
Operating expenses:
Casino	$4,973	$—	$4,973	N/A
Hotel	2,255	—	2,255	N/A
Food and beverage	11,441	—	11,441	N/A
Retail and other	336	—	336	N/A
Provision for doubtful accounts	153	—	153	N/A
General and administrative	11,150	1,635	9,515	N/M
Corporate	731	—	731	N/A
Pre-opening	41,495	7,413	34,082	N/M
Management fees	543	—	543	N/A
Depreciation and amortization	4,298	167	4,131	N/M
Loss on disposal of property and equipment	16	—	16	N/A

Total operating expenses	$77,391	$9,215	$68,176	N/M

Operating expenses in the nine months ended September 30, 2014 include direct departmental expenses not present in the corresponding 2013 period. During the nine months ended September 30, 2014, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, pre-opening, and depreciation and amortization, amongst other items.

Casino, hotel, food and beverage, retail and other, general and administrative, corporate expenses, and provision for doubtful accounts for the nine months ended September 30, 2014 comprise expenses incurred relating to the operation of the Property since its opening on August 23, 2014.

Pre-opening expenses totaling $41.5 million for the nine months ended September 30, 2014, are expensed as incurred and consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. Pre-opening expenses increased by $34.1 million over the same period in 2013 as a result of our increased operational head count and marketing campaigns leading up to the opening of the Property.

Depreciation and amortization charges increased by $4.1 million in the nine months ended September 30, 2014 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on August 23, 2014.

Loss on Early Retirement of Debt

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

In August 2013, using restricted cash, we prepaid $50.0 million of the Senior Construction Facility, reducing the balance to $250.0 million, and paid a prepayment premium equal to 3.0% of the principal, totaling $1.5 million. As a result, we wrote off $4.0 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $5.5 million was presented on the consolidated statements of operations as loss on early retirement of debt.

Interest Expense, Net of Capitalized Interest

Interest expense for the nine months ended September 30, 2014 was $19.2 million as compared to $29.7 million for the nine months ended September 30, 2013. The decrease in interest expense, net of capitalized interest, is the result of the early repayment of the Senior Construction Facility. We also secured additional funding from the Junior Construction Facility, which accrued interest at a significantly lower rate. Additionally, the Property opened on August 23, 2014, at which time the Company ceased capitalizing interest to development costs, resulting in an increase in interest expense that offset the decrease resulting from the lower interest rates on the Junior Construction Facility.

Non-U.S. GAAP Measures — EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are used by management as the primary measures of operating performance of SLS Las Vegas. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, loss from asset impairment, and corporate expenses.

The Company’s consolidated financial statements are prepared in accordance with GAAP. Management has presented EBITDA and Adjusted EBITDA information as supplemental disclosures to the reported GAAP measures because it believes that these measures are widely used to assess operating performance in the gaming and hospitality industry. Certain items excluded from EBITDA and Adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

EBITDA and Adjusted EBITDA should not be construed as alternatives to operating income or net income, as indicators of our performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures determined in accordance with GAAP. Also, other companies in the gaming and hospitality industries that report EBITDA and Adjusted EBITDA information may calculate EBITDA and Adjusted EBITDA in a different manner.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013	2014	2013
Net loss	$(45,792)	$(18,686)	$(100,326)	$(44,155)
Interest expense, net of capitalized interest	7,661	9,304	19,166	29,697
Interest income	(33)	(44)	(83)	(150)
Loss on early retirement of debt	—	5,459	21,875	5,459
Depreciation and amortization	3,641	76	4,298	167

EBITDA	(34,523)	(3,891)	(55,070)	(8,982)
Corporate expenses	731	—	731	—
Pre-opening expenses	23,165	3,424	41,495	7,413

Adjusted EBITDA	$(10,627)	$(467)	$(12,844)	$(1,569)

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with certain non-financial covenants contained in the Construction Facilities and the Revolving Credit Facility.

The following table presents Consolidated Statements of Cash Flows data for each of the periods indicated (in thousands):

Liquidity (Unaudited – in thousands)	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(73,311)	$(35,838)
Net cash provided by (used in) investing activities	15,455	(106,551)
Net cash provided by financing activities	77,475	145,143

Net increase in cash and cash equivalents	$19,619	$2,754

As of September 30, 2014, we had $22.2 million in available cash and cash equivalents.

Cash Flows – Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2014 and 2013 represents net loss adjusted for certain operations-related non-cash items and changes in operating assets and liabilities. These cash flows do not represent our anticipated normal operations. The increase in cash used in operating activities for the nine months ended September 30, 2014 as compared with the same period in 2013 is primarily due to an increase in activity relating to the preparation for the opening of the SLS Las Vegas, which included a significant increase in pre-opening expenses (in particular, marketing and payroll expenses) in advance of its opening on August 23, 2014. This increase also reflected a prepayment premium of $15.0 million for the Senior Construction Facility.

Cash Flows – Investing Activities

During the nine months ended September 30, 2014 and 2013, investing cash flows consisted primarily of expenditures related to development in progress and property and equipment, and changes in restricted cash. Cash paid for development in progress increased from $41.6 million during the nine months ended September 30, 2013 to $220.7 million during the nine months ended September 30, 2014 as a result of the ongoing renovation of the Property. The restricted cash, which comprises the proceeds from the Senior Construction Facility that closed in May 2012 as well as the undrawn portion of the Junior Construction Facility, has been, and will continue to be, used to pay final construction costs of the SLS Las Vegas as well as to repay our loans payable. The Junior Construction Facility includes a loan agreement that we entered into in May 2013 with SLS Lender, LLC (“EB-5 Tranche 2 Lender”) the EB-5 Tranche 2 Loan and a loan agreement that we entered into in January 2014 with SLS Tranche 1 Lender, LLC (“EB-5 Tranche 1 Lender”) providing for the EB-5 Tranche 1 Loan.

Cash Flows – Financing Activities

During the nine months ended September 30, 2014, financing cash flows consisted primarily of borrowings under our Senior and Junior Construction Facility. For the nine months ended September 30, 2014, the Company borrowed $186.5 million from the Junior Construction Facility and repaid $0.5 million, and prepaid $100.0 million of the Senior Construction Facility. During the nine months ended September 30, 2013, financing cash flows consisted of contributions from members, proceeds from our Senior and Junior Construction Facility, repayment of an earlier loan upon its maturity and payments for financing costs.

External Sources of Liquidity

As of September 30, 2014, the Company held cash and cash equivalents of $22.2 million and restricted cash of $53.3 million. The restricted cash comprises primarily the proceeds from the Senior Construction Facility as well as the undrawn portion of the Junior Construction Facility. As of September 30, 2014, the Company has raised $200.0 million of capital from the EB-5 Tranche 2 Loan and has drawn down $199.0 million; and the Company has raised approximately $186.0 million of capital from the EB-5 Tranche 1 Loan and has drawn down $183.5 million. On September 16, 2014, the Company also closed on the Revolving Credit Facility under which the Company may draw up to $22.5 million (or up to $65 million subject to certain consents).

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those expenditures that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay final construction costs of the SLS Las Vegas, to meet post-opening operational costs and to pay financing costs. We expect our short-term liquidity requirements to be approximately $70 million.

We expect to meet our short-term liquidity needs through cash on hand, restricted cash, and borrowings from the Revolving Credit Facility. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements. Stockbridge Fund III has confirmed to the Company that it has the intent to provide funds to the Company, if necessary and if unavailable through other sources, through December 31, 2014 up to a maximum of $40.0 million to enable the Company to pay its obligations as they become due. The Company’s ability to pay its obligations as they become due through December 31, 2014 is dependent upon achieving budgets and forecasts for the period, including those related to the renovation of the SLS Las Vegas.

Long-Term Liquidity Requirements

We generally consider our long-term liquidity requirements to consist of those expenditures that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to finance ongoing operational costs and to pay financing costs.

We intend to satisfy our long-term liquidity requirements with funding from the Revolving Credit Facility and operating cash flows generated by the SLS Las Vegas, although we cannot assure you that operating cash flows will be sufficient. As a requirement of our Senior Construction Facility, interest expense of the Senior Construction Facility payable during the first six months of operations has been reserved in advance. Subsequent to the first six-month period, Holdings will be required to generate sufficient cash flow to pay the current interest due on the outstanding borrowings under the Senior Construction Facility. Since the interest rate for the Senior Construction Facility is based on a spread to LIBOR, the Company will have a variable interest obligation that may cause volatility in our cash flows. In addition, Holdings will be required to generate sufficient cash flow to pay the current interest on the outstanding borrowings under the Junior Construction Facility and the Revolving Credit Facility. Because the SLS Las Vegas is a new property, we do not have a history of operations and we cannot predict whether our cash flow will be sufficient to meet our needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We and two affiliates have each guaranteed the monetary compensation obligations under the employment agreement between the Hotel Operator, SB Gaming and the Company’s Chief Operating Officer, Robert L. Oseland, II. In connection with the securities offerings by EB-5 Tranche 2 Lender and EB-5 Tranche 1 Lender, which provided the funds for the EB-5 Tranche 2 Loan and the EB-5 Tranche 1 Loan, respectively, we have indemnified EB-5 Tranche 2 Lender and EB-5 Tranche 1 Lender and certain agents involved in the offerings against certain liabilities that may arise related to the offerings and the loans. We also enter into customary guaranties and indemnities in the ordinary course of business.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Registration Statement on Form 10 which was initially filed with the SEC on May 7, 2014.

There were no newly identified significant accounting estimates during the nine months ended September 30, 2014, nor were there any material changes to the critical accounting policies and estimates discussed in our Registration Statement on Form 10.

Recent Accounting Pronouncements

Refer to related disclosure within Note 2 to our consolidated financial statements included in Item 1 — Notes to the Consolidated Financial Statements (unaudited) in this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our various debt facilities has variable interest rates. As of September 30, 2014, an increase in market rates of interest by 1.0% would have increased our annual interest cost by up to $1.5 million.

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

Changes in Internal Controls

The Company commenced operations with the opening of the Property on August 23, 2014. Although there were no material changes to any of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which existed as of December 31, 2013, the business processes of our integrated resort are governed by a system of internal controls which were being established during our construction and pre-opening period, and placed into operation concurrent with the opening. These include internal controls over our revenue, cash and credit risk management, inventories and other components of our integrated resort operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit

10.1	Credit Agreement, dated as of May 2, 2012, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, the other guarantors party thereto from time to time, the lenders party thereto, J.P. Morgan Securities LLC, KeyCorp Real Estate Capital Markets, Inc., and Union Gaming Advisors, LLC

10.2	Amendment No. 1, dated as of January 31, 2013, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, KeyCorp Real Estate Capital Markets, Inc. (as to Sections 1, 3 and 4 therein), and KeyBank National Association (as to Section 2 therein)

10.3	Amendment No. 2, dated as of July 25, 2013, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, Stockbridge Real Estate Fund III-A, LP (as to Section 4 therein), Stockbridge Real Estate Fund III-C, LP (as to Section 4 therein), SBE Entertainment Group, LLC (as to Section 4 therein), KeyCorp Real Estate Capital Markets, Inc. (as to Sections 1, 3 and 4 therein), KeyBank National Association (as to Section 2 therein), and SLS Lender, LLC (as to Section 3(k) therein)

10.4	Amendment No. 3, dated as of September 16, 2014, to the Credit Agreement, dated as of May 2, 2012 among Stockbridge/SBE Holdings, LLC, as Borrower, Stockbridge/SBE Investment Company, LLC, as Holdings, those certain Restricted Subsidiaries of the Borrower from time to time party thereto (together with Holdings, collectively, the “Guarantors”), the Lenders party thereto, J.P. Morgan Securities, LLC, as Lead Arranger, Syndication Agent and Sole Bookrunning Manager, KeyBank National Association, the successor by merger to Keycorp Real Estate Capital Markets, Inc., as administrative agent for the Lenders (in such capacity, the “Administrative Agent”) and as collateral agent for the Secured Parties (in such capacity, the “Collateral Agent”), and Union Gaming Advisors, LLC, as documentation agent

10.5	Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC and SLS Lender, LLC

10.6	Amendment No. 1, dated as of August 1, 2013, by and between Stockbridge/SBE Holdings, LLC and SLS Lender, LLC

10.7	Amendment No. 2, dated as of September 16, 2014, to the Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC, as Borrower and SLS Lender, LLC, as Lender

10.8	Loan Agreement, dated as of January 30, 2014, by and between Stockbridge/SBE Holdings, LLC and SLS Tranche 1 Lender, LLC

10.9	Amendment No. 1, dated as of September 16, 2014 to the Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC, as Borrower, and SLS Tranche 1 Lender, LLC, as Lender

10.10	$65,000,000 Credit Agreement dated as of September 16, 2014 among Stockbridge/SBE Holdings, LLC, as Borrower, Stockbridge/SBE Investment Company, LLC, as a guarantor, the Other Guarantors Party Hereto from Time to Time, as Guarantors, the Lenders Party Hereto and J.P. Morgan Securities LLC, as Lead Arranger and Sole Bookrunning Manager, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank and Union Gaming Advisors, LLC, as Documentation Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on January 13, 2015 formatted in Extensible Business Reporting Language (XBRL):

i. the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013;

ii. the consolidated balance sheets as of September 30, 2014 and December 31, 2013;

iii. the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013; and

iv. the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stockbridge/SBE Investment Company, LLC

January 13, 2015	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

January 13, 2015	By:	/s/ Gabriel Frumusanu
Gabriel Frumusanu Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Credit Agreement, dated as of May 2, 2012, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, the other guarantors party thereto from time to time, the leaders party thereto, J.P. Morgan Securities LLC, KeyCorp Real Estate Capital Markets, Inc., and Union Gaming Advisors, LLC

10.2	Amendment No. 1, dated as January 31, 2013, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, KeyCorp Real Estate Capital Markets, Inc. (as to Section 1, 3 and 4 therein), and KeyBank National Association (as to Section 2 therein)

10.3	Amendment No. 2, dated as of July 25, 2013, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, Stockbridge Real Estate Fund III-A, LP (as to Section 4 therein), Stockbridge Real Estate Fund III-C, LP (as to Section 4 therein), SBE Entertainment Group, LLC (as to Section 4 therein), KeyCorp Real Estate Capital Markets, Inc. (as to Sections 1, 3 and 4 therein), KeyBank National Association (as to Section 2 therein), and SLS Lender, LLC (as to Section 3(k) therein)

10.4	Amendment No. 3, dated as of September 16, 2014, to the Credit Agreement, dated as of May 2, 2012 among Stockbridge/SBE Holdings, LLC, as Borrower, Stockbridge/SBE Investment Company, LLC, as Holdings, those certain Restricted Subsidiaries of the Borrower from time to time party thereto (together with Holdings, collectively, the “Guarantors”), the Lenders party thereto, J.P. Morgan Securities, LLC, as Lead Arranger, Syndication Agent and Sole Bookrunning Manager, KeyBank National Association, the successor by merger to Keycorp Real Estate Capital Markets, Inc., as administrative agent for the Lenders (in such capacity, the “Administrative Agent”) and as collateral agent for the Secured Parties (in such capacity, the “Collateral Agent”), and Union Gaming Advisors, LLC, as documentation agent

10.5	Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC and SLS Lender, LLC

10.6	Amendment No. 1, dated as of August 1, 2013, by and between Stockbridge/SBE Holdings, LLC and SLS Lender, LLC

10.7	Amendment No. 2, dated as of September 16, 2014, to the Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC, as Borrower and SLS Lender, LLC, as Lender

10.8	Loan Agreement, dated as of January 30, 2014, by and between Stockbridge/SBE Holdings, LLC and SLS Tranche 1 Lender, LLC

10.9	Amendment No. 1, dated as of September 16, 2014 to the Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC, as Borrower, and SLS Tranche 1 Lender, LLC, as Lender

10.10	$65,000,000 Credit Agreement dated as of September 16, 2014 among Stockbridge/SBE Holdings, LLC, as Borrower, Stockbridge/SBE Investment Company, LLC, as a guarantor, the Other Guarantors Party Hereto from Time to Time, as Guarantors, the Lenders Party Hereto and J.P. Morgan Securities LLC, as Lead Arranger and Sole Bookrunning Manager, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank and Union Gaming Advisors, LLC, as Documentation Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on January 13, 2015 formatted in Extensible Business Reporting Language (XBRL):

i. the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013;

ii. the consolidated balance sheets as of September 30, 2014 and December 31, 2013;

iii. the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013; and

iv. the notes to consolidated financial statements.