Form 10-K
period 2014-12-31
Stockbridge/SBE Investment Company, LLC
filed 2015-03-31
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55258

Stockbridge/SBE Investment Company, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-5141749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2535 Las Vegas Boulevard South Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code): 415-658-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Not applicable	Not applicable

Securities registered pursuant to section 12(g) of the Act:

Class A Membership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

At the close of business on June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.

The registrant’s Class A and Class B Membership Interests are not publicly traded. As of March 31, 2015, Stockbridge/SBE Voteco Company, LLC owns 100% of the Class A Membership Interests and Stockbridge/SBE Intermediate Company, LLC owns 100% of the Class B Membership Interests.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

PART I

Item 1. Business.

Overview

Stockbridge/SBE Investment Company, LLC (the “Company,” “we,” “us” or “our”) is a limited liability company organized in Delaware. We are a holding company, and our business is primarily conducted through our wholly-owned subsidiary Stockbridge/SBE Holdings, LLC, a limited liability company organized in Delaware (“Holdings”), and its wholly-owned subsidiary, SB Gaming, LLC, a limited liability company organized in Nevada (“SB Gaming”). Holdings currently owns the SLS Las Vegas and the real property on which it is located. SB Gaming will conduct the gaming operations at the SLS Las Vegas pursuant to a casino license agreement.

Holdings purchased the Sahara Hotel and Casino in Las Vegas (the “Sahara”) in 2007 for $345 million from Gordon Gaming Corporation. Nav-Strip, LLC (“Nav-Strip”), formerly a wholly-owned subsidiary of Navegante Gaming, LLC (“Navegante”), was the gaming operator for the Sahara pursuant to a casino operations lease between the Company and Nav-Strip (“Casino Operations Lease”). With the onset of the credit crisis shortly thereafter, plans for full-scale renovation were delayed and Holdings chose to operate the Sahara until its closing in May 2011 to focus on rescaling its redevelopment efforts, taking into account market conditions, and raising the capital needed to complete the planned renovation. Upon termination of the Casino Operations Lease in May 2011 and in accordance with its terms, Navegante transferred all of the equity interest in Nav-Strip to Holdings in December 2011. Since the transfer of Nav-Strip to Holdings, Nav-Strip has been an inactive subsidiary. Construction on the SLS Las Vegas began in February 2013 and opened to the public in the third quarter of 2014.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge after they are electronically filed with, or furnished to, the SEC at the SEC’s internet site address at www.sec.gov or in the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Corporate Structure

Stockbridge/SBE Voteco Company, LLC, a limited liability company organized in Delaware (“Voteco” or the “Class A Member”), holds 100% of the Company’s Class A Membership Interests, which have 100% of the voting rights, and Stockbridge/SBE Intermediate Company, LLC, a limited liability company organized in Delaware (“Intermediateco” or the “Class B Member”), holds 100% of the Company’s Class B Membership Interests (the “Class B Membership Interests”), which have 100% of the economic interests in the Company, but do not have any voting rights. Terrence E. Fancher is the sole member and manager of Voteco. Mr. Fancher is the founding principal of Stockbridge Capital Group, LLC (“Stockbridge”), a real estate investment management firm founded in 2003. Stockbridge real estate opportunity funds and related co-investment vehicles, together with affiliates of sbe Entertainment Group, LLC (“SBE”), own the Class B Member. Los Angeles-based SBE, founded in 2002, acquires, develops and manages hotel, restaurant and nightlife projects.

Set forth below is a chart of our organizational structure.

[1]	The interest held by Stockbridge is held by five Stockbridge affiliates.

Overview of the SLS Las Vegas

The Company, through Holdings and SB Gaming, owns and operates the SLS Las Vegas, also referenced as (the “Property”), which we are positioning as a unique lifestyle-branded hotel-casino, with decor designed in an elegant, modern style. The SLS Las Vegas features the following:

•	three hotel towers with a total of 1,612 rooms, including 1,361 rooms and 251 suites;

•	a casino, with an area of approximately 54,000 square feet, with approximately 792 slot machines, approximately 74 live table games and a sports book with an area of approximately 2,600 square feet;

•	approximately (i) 10 restaurants, bars and lounges with an area of approximately 40,000 square feet, (ii) three nightlife venues (including pool decks surrounding nightlife venues) with an area of approximately 60,000 square feet and (iii) retail locations with an area of approximately 9,000 square feet;

•	approximately 33,000 square feet of meeting and convention space;

•	a spa and fitness center, which is approximately 7,500 square feet;

•	a pool and cabana area of approximately 35,000 square feet; and

•	approximately 2,100 parking spaces.

Construction of the SLS Las Vegas began in February 2013, and the SLS Las Vegas opened to the public in the third quarter of 2014. In connection with the development of the SLS Las Vegas, the Company assembled an experienced development team. We retained PENTA Building Group, LLC (“PENTA”), an experienced general contractor, for preconstruction services in June 2011 and subsequently entered into a guaranteed maximum price contract in December 2011 for the construction of the Property. The project architect of record is Gensler. Philippe Starck, an internationally renowned designer, serves as Gensler’s design consultant. We funded the costs of the construction with equity contributions and proceeds from various debt facilities.

The principal executive offices of the SLS Las Vegas are located at 2535 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and the telephone number is (702) 761-7000. The SLS Las Vegas internet web site is located at http://slslasvegas.com. The information found on our web site is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

Location of the SLS Las Vegas

The SLS Las Vegas is located at the northern end of Las Vegas Boulevard (often referred to as the “Las Vegas Strip”), at the southeast corner of Sahara Avenue and Las Vegas Boulevard. The intersection is one of the busiest intersections in Las Vegas. This location features not only convenient access from the I-15 freeway at the Sahara Boulevard exit, but also entrances to the SLS Las Vegas on both Paradise Road and Las Vegas Boulevard, a unique feature compared to other casinos on Las Vegas Boulevard. Our location has direct access to the Las Vegas monorail, including a monorail stop, and is within walking distance to the Las Vegas Convention Center. The SLS Las Vegas’ location is also within close proximity to McCarran International Airport. We believe our location is an attractive destination for leisure travelers, business travelers, group and convention business and Las Vegas local patrons due to its convenient access by road, direct access to the city’s monorail and its proximity to many of the amenities of Las Vegas, including the Las Vegas Convention Center.

Our Strategy

We believe that the SLS Las Vegas is positioned to be a unique destination on the Las Vegas Strip, in one of the most highly trafficked vacation and business travel destinations in the United States. The SLS Las Vegas offers distinct design elements, while also delivering a compelling guest experience created specifically for the needs of our target clientele. The Property, including food and beverage outlets, hotel rooms and the casino, is owned by Holdings. SB Gaming operates the casino and SBEHG Las Vegas I, LLC, an affiliate of SBE (the “Hotel Operator”), operates the balance of the facilities, except for the retail stores, the sports book, and the business center, which are leased to third parties.

Capitalize on the SBE Brand

The Company utilizes SBE’s strong and active customer following and social media presence in other major cities to build a customer base for the SLS Las Vegas. The marketing strategy for the SLS Las Vegas is to capitalize on SBE’s national brand platform to position itself as an approachable, affordable upscale hotel-casino and to attract, appeal and create loyalty in the local, leisure traveler, convention and group meetings, casino and wholesale market segments. We believe that SBE has developed successful hotel, restaurant and nightlife brands in Southern California. SBE has projects under construction or in the planning process for the expansion of certain of its brands in some of Las Vegas’ primary national feeder markets, such as Los Angeles, New York and Miami. SBE has brought a collection of its popular and recognizable brands to the SLS Las Vegas. We believe this differentiates the SLS Las Vegas from its competitors given that many of its brands are located in Southern California, which has been described by the Las Vegas Convention and Visitors Authority as the largest feeder market to Las Vegas.

Target Clientele

Our marketing strategy targets both the visitor market (tourists, business travelers and convention attendees) and local patrons. The SLS Las Vegas provides a high-energy environment geared toward the lifestyle/boutique customer, who visits Las Vegas hotels and casinos for the wide range of restaurants, nightlife options and gambling. The SLS Las Vegas leverages SBE’s significant database for marketing purposes. In addition, we are leveraging other databases, such as the Property’s original gaming and hotel databases, as well as our relationship with Hilton Worldwide Holdings Inc. and Preferred Hotels Group, a hotel services organization that provides its members with marketing, sales and reservations services, to maximize our reach and marketing effectiveness.

Casino Strategy

The goal of the casino operations is to integrate table games and slot machines into the geographic core of the SLS Las Vegas, creating a casino floor space that is a part of the customer circulation within the Property. Both table games and slot machines are priced for both beginners and experienced gamblers. The casino strategy provides a product, service and marketing framework built around creating loyalty, longer play time and repeat visitation. We offer membership in the Hotel Operator’s newly launched loyalty program called THE CODE. Members of THE CODE are able to earn complimentary services, enjoy special prices on rooms, receive invitations to special events, access exclusive parties and concerts and benefit from personalized service. In addition, THE CODE offers members the opportunity to earn complimentary rewards, credits and slot play, while enjoying their favorite slot and table games.

Restaurants

The SLS Las Vegas incorporates a broad restaurant platform built around proven concepts serving a wide variety of offerings at various price points. The range of restaurant options has been developed to be attractive to lifestyle customers, business and leisure travelers, conventioneers, and locals. The SLS Las Vegas restaurants include Bazaar Meat by award-winning chef José Andrés, Umami Burger, Cleo and Katsuya. Other restaurant options at the SLS Las Vegas include Ku Noodle by José Andrés, 800° Degrees Neapolitan Pizzeria, The Northside Café, The Perq and a beer garden adjacent to the sports book.

Nightlife Venues

The SLS Las Vegas also offers a nightlife platform which leverages SBE’s knowledge and marketing relationships from successes at existing venues. LiFE is a nightclub that hosts live concerts as well as DJs. As an extension of LiFE nightclub, Beach LiFE pool offers an outdoor nightclub venue during the evenings and can also operate during the day as an additional pool area for hotel guests or as a daytime club. The Property’s poolside nightlife venue, Foxtail, has a dance floor, bar, lounge, outdoor terrace that opens onto the pool deck and table games. The Sayers Club offers live music experiences in an intimate setting.

Meeting Facilities and Ballroom

The SLS Las Vegas features approximately 33,000 square feet of meeting and ballroom space, which can be configured into multiple smaller spaces. Features include catering, banquets, a business center and full audio and visual capabilities.

Salon, Spa and Fitness Center

The SLS Las Vegas features approximately 7,500 square feet of spa and fitness amenities, including spa rooms and couples suites, a relaxation lounge, an herbal steam room and custom massage beds equipped with smartphone docks and music therapy. The salon occupies approximately 1,000 square feet.

Retail

The SLS Las Vegas features approximately 9,000 square feet of retail space, including the following Fred Segal branded departments: jeans, men’s apparel, women’s apparel, shoes, home & gifts, intimates and jewelry.

Seasonality

The Las Vegas hotel, resort and casino industry is seasonal in nature. A variety of factors contribute to the seasonality of the Las Vegas market, including the timing of major Las Vegas conventions, major holidays such as New Year’s and Chinese New Year and major sporting events, particularly the Super Bowl, March Madness and premier boxing events. These factors can drive additional business to the Las Vegas market. Visitor volumes typically are lower during non-convention, mid-week periods and during the traditionally slower leisure period between Thanksgiving and New Year’s.

Competition

The SLS Las Vegas is located directly on the Las Vegas Strip and competes with other Las Vegas hotel-casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are numerous upscale luxury gaming properties located on or near the Las Vegas Strip, and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as Hard Rock Hotel & Casino, The Palms and The Cosmopolitan, have themes and attractions which draw a significant number of visitors and are expected to directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility, that have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. Furthermore, additional hotel-casinos containing a significant number of hotel rooms may open in Las Vegas within the coming years.

To a lesser extent, we also face competition from hotels and hotel-casinos in areas other than Las Vegas. Our Property competes with hotel-casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The SLS Las Vegas also competes with state-sponsored lotteries, on-and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, internet gaming ventures and international gaming operations. See “Item 1A. Risk Factors—Risks Related to Our Business—We face intense competition which could impact our operations and adversely affect our business and results of operations.”

Employees

The Company and Holdings have no employees. Currently, the Hotel Operator employs approximately 2,500 employees, some of whom are leased to SB Gaming, pursuant to an Employee Lease Agreement between the Hotel Operator and SB Gaming with respect to the gaming operations of the casino. Certain of the employees of the SLS Las Vegas are union members. Furthermore, non-union employees in various areas may be subject to union organization activities. The collective bargaining costs have been taken into account for the operation and construction of the SLS Las Vegas.

Nevada Gaming Regulation and Licensing

Introduction

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, can be suspended or revoked for a variety of reasons. We cannot assure that the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act (collectively, the “Nevada Act”), as well as to various local ordinances. The SLS Las Vegas is subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), and other local regulatory authorities (collectively, the “Nevada Gaming Authorities”).

Holdings and SB Gaming Licensing Requirements

In order for SB Gaming to become the operator of the gaming-related activities at the SLS Las Vegas, it was required to apply for approval from, and be licensed by, the Nevada Gaming Authorities as a non-restricted licensee. SB Gaming has to pay periodic fees and taxes. The gaming licenses are not transferable. SB Gaming has received all necessary licenses from the Nevada Gaming Authorities. Holdings, the intermediary company that owns SB Gaming, was also required to be registered as an intermediary company and licensed to own SB Gaming by the Nevada Gaming Authorities.

Company Registration Requirements

For purposes of the Nevada Act, and in order for the Company to be registered to own Holdings, we are registered with the Nevada Commission as a “publicly traded corporation,” or registered company. Mr. Fancher, as a member of our board of directors (the “Board”) and the manager of Voteco, is required to be licensed or found suitable by the Nevada Commission. Further, the sole member of Voteco (the “Voteco Member”) is required to apply to, and be found suitable by, the Nevada Commission to own our voting securities.

We are required to submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Commission.

Individual Licensing Requirements

No person or entity may become a member of, or receive any percentage of the profits of, a registered intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We, Terrence E. Fancher, as a member of our Board and Chief Executive Officer, the Voteco Member and certain of our key executives are required to file applications with the Nevada Gaming Authorities and are required to be licensed or found suitable by the Nevada Commission. The Nevada Gaming Authorities may deny an application for licensing for any cause. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Commission were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Nevada Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming licenses, once obtained. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at the SLS Las Vegas, and under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting Security Holders

Regardless of the number of membership interests or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, which beneficially owns more than 10% of the registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10% but not more than 25% of a registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of the voting securities of a registered company and maintain the waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by members or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to our Company;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Approval of Public Offerings

A registered company may not make a public offering of its securities without the prior approval of the Nevada Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or regulations, such as our Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Chairman of the Nevada Board has ruled that it is not necessary to submit an application.

Approval of Changes in Control

As a registered company, we must also obtain prior approval of the Nevada Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiary’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross gaming revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also payable when entertainment is provided in connection with admission fees, the selling or serving of food or refreshments, or the selling of merchandise.

Foreign Gaming Investigations

Any person who is licensed or registered, or required to be licensed or registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at the SLS Las Vegas are subject to licensing, control and regulation by the Clark County Board. In addition to approving the licensee, the Clark County Board has the authority to approve all persons owning or controlling the membership interests of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of the SLS Las Vegas.

Agreements Governing the Operation of the SLS Las Vegas

Limited Liability Company Agreement

Our Limited Liability Company Agreement, as amended (the “Limited Liability Company Agreement”), governs our relationship with our members.

Classes of Membership Interests. We have two classes of membership interests: Class A Membership Interests and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by our members. Holders of Class B Membership Interests have all the economic interests in the Company and, except as provided by law, do not have any right to vote. Stockbridge Fund II LV Investment LLC, Stockbridge Fund II D LV Investment LLC, Stockbridge Fund II E LV Investment LLC, Stockbridge Fund II Co-Investors LV Investment LLC and Stockbridge Fund III LV Investment, LLC (collectively, the “Stockbridge Funds”), SBE Las Vegas Holdings I, LLC and AREFIN Sahara Equity LLC (which holds no economic interest in Intermediateco) constitute the members of the Class B Member.

The membership interests of the Company were bifurcated into voting and nonvoting membership interests for Nevada gaming regulatory and license purposes to accommodate the rule described under “Nevada Gaming Regulation and Licensing—Requirements for Voting Security Holders” that only the beneficial owners of more than 10% of any class of the voting equity interests of a publicly traded corporation are subject to being found suitable or licensed by the Nevada Commission. Each of the Stockbridge Funds, SBE Las Vegas Holdings I, LLC and AREFIN Sahara Equity LLC may be requested to file an application to have their suitability determined by the Nevada Commission.

Additional Capital Contributions. The Limited Liability Company Agreement provides that if we receive a request from Holdings stating that a determination has been made that cash receipts from the SLS Las Vegas are insufficient to pay specified necessary costs relating to the redevelopment, management, ownership and any leasing of spaces of the SLS Las Vegas in accordance with the operating and capital budget of Holdings, then the Class A Member will issue to the Class B Member a capital call notice requiring the Class B Member to fund the amounts specified by such notice.

Allocations and Distributions. The Limited Liability Company Agreement provides all profits and losses shall be allocated entirely to the holders of Class B Membership Interests. To the extent not prohibited by the terms of any financing agreement to which the Company is a party and subject to compliance with applicable law, including the Nevada Act, the Limited Liability Company Agreement provides that the Company shall make distributions to the extent it receives distributions from Holdings. Holders of Class A Membership Interests shall not be allocated any profits or losses or be entitled to receive any distributions of the Company.

Board. We are managed by our Board. Under the Limited Liability Company Agreement, the Board is comprised of four persons: the Stockbridge Executive Committee Member of Voteco, which under the Amended and Restated Limited Liability Company Agreement of Voteco, is defined as Terrence E. Fancher, as an initial member of Voteco that is affiliated with certain Stockbridge entities, an individual designated by the Executive Committee Member of Voteco, and two independent board members (determined in accordance with the Limited Liability Company Agreement). The Board has decision making authority in the management of the Company’s business, provided that the independent board members are entitled to vote only with respect to certain Material Actions, as defined in the Limited Liability Company Agreement. The following actions constitute Material Actions, upon which the Company’s two independent board members vote:

•	Institution of proceedings to have the Company or Holdings be adjudicated bankrupt or insolvent;

•	Consent to the institution of bankruptcy or insolvency proceedings against the Company or Holdings;

•	Filing of a voluntary petition in bankruptcy or any other petition seeking reorganization or relief with respect to the Company or Holdings under any applicable federal or state law relating to bankruptcy, or consent to the same;

•	Consent to the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of the Company or Holdings or a substantial part of the property of either the Company or Holdings;

•	Making of any assignment for the benefit of creditors of the Company and/or its subsidiaries;

•	Written admission of the Company’s inability to pay its debts generally as they become due;

•	Taking of action in furtherance of any action described above; or

•	To the fullest extent permitted by law, dissolution or liquidation of the Company or Holdings.

The Board members include Terrence E. Fancher (Stockbridge Executive Committee Member of Voteco), Sam Nazarian (designated by Mr. Fancher, removed January 12, 2015), Sam Bakhshandehpour (designated by Mr. Fancher, effective January 12, 2015) and Suzanne M. Hay and Julia A. McCullough, independent board members.

Officers. The Board may appoint or remove officers of the Company from time to time. The officers serve at the pleasure of the Board. All appointments of officers shall be subject to the Nevada Act, and if any officer is found to be unsuitable pursuant the Nevada Act, such officer shall be automatically removed from such position.

Restrictions on Transfer. Under the Limited Liability Company Agreement, members are prohibited from transferring any membership interests except as permitted under the Limited Liability Company Agreement and the Nevada Act.

Special Member. The Limited Liability Company Agreement provides that, upon the occurrence of any event that causes the last remaining member to cease to be a member (other than upon an assignment by such member of all of its limited liability company interest in the Company and the admission of the transferee or the resignation of such member and addition of an additional member), each person acting as an independent board member will automatically be admitted to the Company as a special member for the purpose of continuing the Company without its dissolution. Upon the admission to the Company of a substitute member, a special member will automatically cease to be a member of the Company. No special member may resign from the Company or transfer its rights as special member unless (i) a successor special member has been admitted to the Company as a special member, and (ii) such successor has also accepted appointment as an independent board member. The bankruptcy of a special member will not cause such special member to cease to be a member of the Company and upon the occurrence of such an event, the Company will continue without dissolution.

A special member will not have interest in profits, losses and capital of the Company and will have no right to receive any distribution of Company assets. Further, a special member will not be required to make any capital contributions to the Company and will not receive an interest in the Company. Additionally, a special member may not bind the Company to any arrangement, agreement or obligation and, except as required by applicable state law, each special member, solely in its capacity as special member, will have no right to vote on, approve or otherwise consent to any action by, or matter relating to, the Company, including, the merger, consolidation or conversion of the Company.

Casino License Agreement

Gaming Operations; Fees. SB Gaming will operate the gaming operations at the SLS Las Vegas pursuant to a Casino License Agreement, dated as of June 16, 2014, between Holdings, as licensor, and SB Gaming, as licensee, (the “Casino License Agreement”). Pursuant to the Casino License Agreement, Holdings, as licensor, will license to SB Gaming an exclusive right to use the approximately 54,000 square feet of casino floor space within the SLS Las Vegas for gaming operations and certain offices and rooms within the Property that will be used exclusively in support of gaming operations; an exclusive right to use certain licensed equipment, consisting of surveillance equipment and all information and systems related to THE CODE, together with any additions or replacements; and a nonexclusive license to use other premises such as employee areas and public areas of the hotel-casino. SB Gaming will pay Holdings a license fee monthly in arrears equal to total net cash flow, which means the gaming net cash flow for any period plus non-gaming cash flow for such period, for the immediately preceding month minus the amount SB Gaming must retain to meet its obligations during the present month under the agreement and other agreements relating to the SLS Las Vegas to which SB Gaming is a party. The amount of the license fee may be adjusted from time to time during the term upon the mutual agreement of Holdings and SB Gaming.

Term; Termination. The term of the Casino License Agreement commenced on June 16, 2014 and continues until either Holdings or SB Gaming terminates the agreement upon at least 180 days’ written notice to the other party. There is no termination fee payable in the event of termination.

Second Amended and Restated Management Agreement

Hotel Operator; Fees. Holdings and the Hotel Operator entered into a Second Amended and Restated Management Agreement, as of June 16, 2014 (the “Hotel Management Agreement”), which provides for the management by the Hotel Operator of the hotel, food and beverage and retail operations at the SLS Las Vegas. The Hotel Operator will be the exclusive operator of and provide all employees for all non-gaming operations of the SLS Las Vegas.

Term; Termination. The Hotel Management Agreement provides for a 10-year term, which commences on the date on which the hotel opens to the general public. The Hotel Management Agreement may be terminated (i) by Holdings in connection with the sale of the hotel-casino, certain events of default by the Hotel Operator, certain non-permitted transfers by the Hotel Operator or the failure of the hotel-casino to meet a performance test and (ii) by the Hotel Operator upon the occurrence of certain events of default by Holdings, non-permitted transfers (including the transfer of the hotel-casino to a competitor), or a suspension (lasting 60 days or more), revocation or termination of a material approval required for the performance of the Hotel Operator’s obligations.

Employee Lease Agreement

Employees; Reimbursement. The Hotel Operator, SB Gaming and Holdings, solely as to certain provisions with respect to indemnification by Holdings and Holdings’ acknowledgment of the agreement, entered into an Employee Lease Agreement, as of June 16, 2014 (“Employee Lease Agreement”), which provides that the Hotel Operator will furnish employees to SB Gaming as necessary for the gaming operations of the casino (these employees are called the “assigned employees”). With respect to services performed by the assigned employees on behalf of SB Gaming, SB Gaming will reimburse the Hotel Operator for all of the actual wages, bonuses and other costs (including taxes, benefits, insurance, etc.) incurred by the Hotel Operator with respect to such assigned employees. Upon the Hotel Operator’s request, SB Gaming will report to the Hotel Operator all time worked by the assigned employees during each day and provide written verification of the same.

Term; Termination. The Employee Lease Agreement commenced on June 16, 2014 and will remain in effect so long as both the Hotel Management Agreement and the Casino License Agreement remain in effect. Any party to the Employee Lease Agreement may elect to terminate the agreement concurrently with any early termination of either the Hotel Management Agreement or the Casino License Agreement, so long as such termination allows reasonably sufficient time for each party to comply with all applicable laws. If either the Hotel Operator or SB Gaming is directed to cease business with the other party by any governmental authority or if one party determines in good faith, in its reasonable judgment, that the other party is or might be engaged in or was or is involved in any relationship that could jeopardize the first party’s business or licenses, then the first party will have the right to immediately terminate the Employee Lease Agreement, with or without notice and without further liability to the other party.

Amended and Restated Development Management Agreement

Development Manager; Fees. Holdings and SBE Las Vegas Redevelopment I, LLC, an affiliate of SBE (the “Development Manager”), entered into an Amended and Restated Development Management Agreement (the “Development Agreement”), as of April 1, 2011, which provides for the management of designing, scheduling, budgeting, permitting, constructing and completing the redevelopment of the SLS Las Vegas by the Development Manager. The Development Agreement provides for a management fee of $10.9 million to be paid to the Development Manager for the services provided under the Agreement. See Note 8 to the Notes to Consolidated Financial Statements under the subheading “SBE Las Vegas Redevelopment I, LLC.” If Holdings revises the project program and project schedule to materially increase the scope for the redevelopment of the SLS Las Vegas, the management fee will be increased by an amount equal to two percent (2%) of the development costs incurred by Holdings by reason of changing the scope of the program.

Term; Termination. The Development Agreement provides that the agreement terminates upon the completion of the construction period, which is defined to mean the period commencing on the date the first project contractor commences construction until delivery to Holdings of specified evidence of completion. The Development Agreement may be terminated (i) by Holdings upon the disposition by the affiliate of the Development Manager of its interest in Holdings, the sale of the SLS Las Vegas, or the occurrence of certain cause or removal events enumerated in the Hotel Management Agreement and (ii) by the Development Manager upon a material breach of the Development Management Agreement (subject to cure) by Holdings, certain bankruptcy and insolvency events, or a suspension of the redevelopment project for a period longer than six months or occurring more than twice after April 1, 2011.

Intellectual Property

In April 2011, Holdings entered into a Non-Exclusive SLS Brand License Agreement (“SLS Brand License”) with SBE Hotel Licensing, LLC (“SBE Hotel Licensing”), which provides for a royalty-free, non-exclusive, non-sublicensable and non-transferable license by SBE Hotel Licensing of all right, title and interest in and to the trademarks and copyrights for the SLS Hotel brand, including trademarks and copyrights related to the SLS Brand (the “SLS Intellectual Property”) in connection with the development of the SLS Las Vegas. The SLS Brand License prohibits SBE Hotel Licensing from using the SLS Intellectual Property in connection with any restaurant, hotel, casino or nightclub located in Clark County without Holdings prior written approval, with certain exceptions described in the SLS Brand License.

Agreement Relating to Construction of the SLS Las Vegas

Guaranteed Maximum Price Construction Contract

PENTA; Fees. Holdings and PENTA entered into the Agreement Between Owner and Contractor, as of February 5, 2013 (the “GMP”), which provides for the construction of the SLS Las Vegas by PENTA. The GMP covers PENTA’s fee, contingency fees, insurance costs and certain costs of services and work provided, to the extent PENTA’s monthly application for payments of such amounts is approved by Holdings, and certain allowances and other costs. The GMP is subject to adjustment only by a written change order signed by Holdings.

Term; Termination. The final completion date of construction, pursuant to the Senior Construction Facility, is expected to occur in the second quarter of 2015. PENTA commenced construction on the SLS Las Vegas in February 2013.

For the years ended December 31, 2014 and 2013 the Company and its subsidiaries paid costs totaling $154.6 million and $57.4 million, respectively, under the GMP and did not incur costs under the GMP for the year ended December 31, 2012.

Item 1A. Risk Factors.

The following risk factors are risks and uncertainties that we believe are material to the Company. Consider carefully the following risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes. Our actual results could differ materially from those contained in the forward-looking statements. The following risk factors set forth the risks that we believe are material to our business, financial condition, assets, operations and equity interests. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We are entirely dependent on the SLS Las Vegas for all of our cash flow, which subjects us to greater risks than a hotel and casino operator with more operating properties, and accordingly, we could be disproportionately harmed by an economic downturn in this market or a disaster that reduced the willingness or ability of our customers to travel to Las Vegas.

We do not expect to have material assets or operations other than the SLS Las Vegas; thus, we are entirely dependent upon the SLS Las Vegas for all of our cash flow in the future. As a result, we are subject to a greater degree of risk than a more diversified hotel-casino operator with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of utilities for the SLS Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid, or a shortage of natural resources such as water;

•	a decline in the number of visitors to Las Vegas;

•	a decrease in gaming and non-gaming activities at the SLS Las Vegas; and

•	the outbreak of infectious diseases.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt. The combination of the single location and the significant investment associated with the redevelopment of the SLS Las Vegas may cause our operating results to fluctuate significantly and may adversely affect our business.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel-casino resorts, trade shows and conventions and for the type of amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities and, to a lesser extent, business activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, high unemployment, bank failures and the potential for additional bank failures, perceived or actual changes to disposable consumer income and wealth, the current global economic uncertainty and changes in consumer confidence in the economy, or fears of war and future acts of terrorism, could reduce customer demand for the amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

We face intense competition which could impact our operations and adversely affect our business and results of operations.

We compete mainly in the Las Vegas hotel, resort and casino industry. Specifically, our Property will compete with other high-quality Las Vegas hotel-casinos, especially those located on and near the Las Vegas Strip. Currently, various upscale, luxury and mid-priced gaming properties are located on or near the Las Vegas Strip. Upscale, luxury and mid-priced gaming properties are also located in the downtown Las Vegas area and additional gaming properties are located in other areas of Clark County. Many of the competing properties have market positions, amenities and attractions which draw a significant number of visitors and will directly compete with our operations.

Additional hotel-casinos containing a significant number of rooms may open, renovate or expand in Las Vegas over the next several years, which could also significantly increase competition. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall quality of service, types of amenities available to guests, price, location, entertainment attractions, theme and size. Our inability to generate and maintain the appropriate level of market awareness and penetration in relation to these property-specific factors could adversely affect our ability to compete effectively and could potentially impact our business and results of operations.

To some extent, we also compete with resorts, hotels and casinos in other parts of Nevada, throughout the United States and elsewhere in the world, such as Southeast Asia. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. We also compete with other types of gaming operations such as state-sponsored lotteries, on and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. Continued legalization and proliferation of gaming activities, including online gaming activities could significantly and adversely affect our business and results of operations.

Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the SLS Las Vegas could have an adverse effect on the Company’s business and results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we expect to attract customers, such as Los Angeles, New York, Philadelphia, San Francisco and Boston. Additionally, the current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues, including those in Macau and Singapore, as well as potentially Japan and South Korea, could also result in a decrease in the number of visitors to the SLS Las Vegas by retaining international customers closer to home, which could adversely affect our business and results of operations.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues.

The costs associated with owning and operating hotel-casinos are significant, some of which may not be altered in a timely manner in response to changes in demand for services, and failure to adjust our expenses may adversely affect our business and results of operations. Property taxes and insurance costs are a significant part of our operating expenses. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by tax authorities. Our real estate taxes do not directly depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets or appealing a tax assessment using accepted valuation arguments, the latter not being a guarantee of a reduction.

Property insurance premiums for the Las Vegas hotel, resort and casino industry have not changed significantly in recent years. However, an escalation in rates resulting from events beyond our control may increase insurance costs resulting in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend could appreciably increase the operating expenses of our Property. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, the SLS Las Vegas may be subject to increases in real estate and other tax rates, utility costs, certain operating expenses, and insurance costs, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

Our success will depend on the value of our name, image and brand. If demand for, or the value of, our name, image or brand diminishes, our business and results of operations would be adversely affected.

Our success will depend on our ability to shape and stimulate consumer demands by maintaining our name, image and brand. We may not be successful in this regard and we may not be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Our business would be adversely affected if our public image or reputation were to be diminished. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business and operations would be adversely affected.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. As of December 31, 2014, our total debt was approximately $562 million, including undrawn proceeds under the Senior Construction Facility (as hereinafter defined). Our indebtedness and the covenants applicable to our indebtedness are described under Note 7 to the consolidated financial statements.

Our substantial debt may negatively affect our business and operations in several ways, including:

•	requiring us to use a substantial portion of our funds from operations to make required payments on debt, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limiting our ability to borrow more money for operations over and above the current committed credit facility;

•	limiting our ability to borrow more money for capital or to finance acquisitions in the future; and

•	requiring us to dispose of portions of the Property in order to make required debt payments.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes or needed renovations or capital improvements will increase our interest expense, and, therefore, may harm our business and results of operations.

If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations. Our primary source of liquidity is existing loans providing debt service and operating reserves.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.

Our internally generated cash flow may be inadequate to repay our indebtedness prior to maturity; therefore, we may be required to repay debt from time to time through refinancing of our indebtedness and/or offerings of equity or debt. The amount and terms of our existing indebtedness may harm our ability to repay our debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell portions of our Property on disadvantageous terms, which might result in losses to us. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which would harm our business and results of operations.

We are subject to taxation by various governments and agencies. The rate of taxation could change.

The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition and results of operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, including terrorism, and our insurance costs may increase.

We have comprehensive property and liability insurance policies for the SLS Las Vegas with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in the Property, as well as the anticipated future revenue from the Property, and we could remain obligated for debt or other financial obligations related to the Property.

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

We may be subject to litigation in the ordinary course of our business. An adverse determination with respect to any such disputed matter could result in substantial losses.

We may be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to the SLS Las Vegas. In addition, there are litigation risks inherent in any construction or development project. Certain litigation claims may not be covered entirely or at all by our insurance policies, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to the SLS Las Vegas, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our business and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

The licensing and/or development of intellectual property is part of our overall business strategy, and we regard intellectual property to be an important element of our success. Our business as a whole is dependent on a combination of several of our trademarks and other intellectual property. We, and our licensors, seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. We, and our licensors, file applications for and obtain patents, copyrights and trademarks in the United States and in foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

Despite our efforts and our licensors’ efforts to protect our respective proprietary rights, parties may infringe our trademarks and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure that all of the steps we and our licensors have taken to protect our respective trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business.

If a third party asserts other forms of intellectual property claims against us or our licensors, our business or results of operations could be adversely affected.

Historically, trademarks and service marks have been the principal form of intellectual property rights relevant to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties may assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business.

We will depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively.

The leadership of our key personnel, Terrence E. Fancher, Scott Kreeger and Gabriel Frumusanu, is a critical element of our success. Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our key personnel. The death or disability of or other extended or permanent loss of services of our key personnel, or any negative market or industry perception with respect to key personnel or arising from loss of key personnel, could have a material adverse effect on our business. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. The departure of key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively.

One member of our Board and some of our key personnel are required to file applications with the Nevada Gaming Authorities to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any person unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. We cannot assure that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.

We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers by reducing discretionary income and increasing travel costs may result in reduced visitation to the Property and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.

Compromises of our information systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.

We face cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer viruses, denial of service and other electronic security breaches. Our information systems may also be subject to operator error or inadvertence releases of data.

We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our customers staying at our hotel-casino and enrolling in our loyalty program. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Our collection and use of personal data is governed by state and federal privacy laws and regulations. Privacy law is an area that changes often and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.

We assess and monitor the security, collection, storage and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we take steps designed to safeguard our customers’ confidential personal information, our network and other systems and those of third parties, such as service providers, could be compromised by a third party breach of our system security or that of a third party provider or as a result of purposeful or accidental actions of third parties, our employees or employees of a third party. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.

Any loss, disclosure or misappropriation of, or access to, customers’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition, results of operations and cash flow.

Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.

The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If the winnings of our gaming customers exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Las Vegas Hotel Casino Industry

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at our Property.

The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can potentially cause quarterly fluctuations in revenues at our hotel-casino. A variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events, and the level of market activity during major holidays. Major sporting events, particularly the Super Bowl, March Madness and premier boxing events, can drive additional business during those specific periods. Our convention and meeting facilities are designed, in part, to allow us to maximize hotel occupancy and customer volumes during off-peak times, such as mid-week or during traditionally slower leisure travel periods. Our results may not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or key convention markets, can affect our results. Our quarterly earnings may also be adversely affected by other factors outside our control, including weather conditions and poor economic conditions.

We are heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and we, Holdings and SB Gaming must maintain the registrations and licenses and pay gaming taxes to continue operations at the SLS Las Vegas. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company, Holdings and SB Gaming. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, members and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business and results of operations.

Our business is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add amenities to the SLS Las Vegas may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of the SLS Las Vegas. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

Environmental and other non-gaming governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our Property is subject to various federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if the Property was found to be located on contaminated property, to remediate the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for working capital or other corporate uses. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our Property may be affected by the condition of the properties in the vicinity of our Property (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our Property is also subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the United States government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our Property, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our Property in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our Property.

Our hotel-casino may be faced with labor disputes or strikes which would adversely affect our business and results of operations.

Our success depends in large part upon the ability of the Hotel Operator to attract, retain, train, manage and motivate skilled operating employees at our Property. There can be no assurance that a sufficient number of construction labor and skilled employees will be available or that we will be successful in training, retaining and motivating current or future employees. We will rely heavily on our employees to provide high-quality personal service at the SLS Las Vegas.

Risks Related to Our Organization and Corporate Structure

We are a holding company with no operations.

We are a holding company and conduct all of our operations through our subsidiaries. We do not generally have any independent operations, apart from our ownership of Holdings and, indirectly, SB Gaming. As a result, we are reliant on distributions and other payments from Holdings. The ability of Holdings to make distributions or other payments to us will depend on the operating results of the Property and the terms of the current and future financing agreements to which we are a party, which may preclude or restrict distributions or other payments.

In addition, because we are a holding company, claims of our interest holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our subsidiaries’ assets will be available to satisfy the claims of our interest holders only after all of our subsidiaries’ liabilities and obligations have been paid in full.

We may be exposed to potential risks relating to our internal control over financial reporting.

Pursuant to the rules and regulations of the SEC, reporting companies are required to include a report of management on internal control over financial reporting in their annual reports. We are evaluating our internal control over financial reporting to allow our management to report on our internal controls as a required part of our annual report beginning with our annual report for the fiscal year 2015.

Our management team has limited experience managing a reporting company and we will need to develop control systems and procedures adequate to support a reporting company. While we expect to expend significant resources in developing the necessary control systems and documentation and testing procedures required by the SEC rules and regulations, there is a risk that we will not comply with all of the requirements imposed thereby.

If we or our auditors identify material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our consolidated financial statements and our ability to obtain equity or debt financing could be adversely affected.

We may experience conflicts of interest with entities which own the Company.

The Class B Member’s limited liability company agreement permits each of (i) Stockbridge and its affiliates and (ii) except as specifically provided below, SBE and its affiliates, to have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Class B Member and the Company, and may engage in or possess an interest in any other business or venture of any kind, whether or not competitive with the Company or its subsidiaries, without any obligation to offer any interest in such activities to the Company and its subsidiaries or to any of its members. For instance, SBE has three locations in Las Vegas: Hyde located at the Bellagio and Double Barrel Roadhouse and 800° Degrees Neapolitan Pizzeria located at the Monte Carlo Resort. Furthermore, SBE is not obligated to cause any of its personnel to devote all or substantially all of their time and business efforts to the affairs of the SLS Las Vegas, unless doing so is necessary and appropriate to fulfill SBE’s obligations to the SLS Las Vegas. Subject to certain exceptions, the limited liability company agreement does prohibit SBE and its affiliates (and their principals and employees) from owning or holding interests or investments of 20% or more in, or managing or otherwise operating, another restaurant, hotel, casino or nightclub within Clark County, Nevada, or utilizing any intellectual property owned by or exclusively licensed to SBE or any affiliates of the Class B Member in connection with any restaurant, hotel, casino or nightclub located in Clark County, Nevada, in each case without the prior written approval of Voteco. As a result, Stockbridge and SBE may engage in activities that are competitive with the Company and the SLS Las Vegas.

Unless we are considered a “publicly traded corporation” under the Nevada Act, each of our members and certain of their beneficial owners must be found suitable by the Nevada Gaming Authorities or we may be required to sever all relationships with such member and/or beneficial owner.

Upon the effectiveness of the Registration Statement filed on Form 10 on July 31, 2014, we became a “publicly traded corporation” under the Nevada Gaming Control Act, following which persons who acquire beneficial ownership of more than 5% of our voting securities will be required to report their acquisition to the Nevada Gaming Authorities and persons who acquire beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Gaming Authorities for a finding of suitability. Notwithstanding these provisions, under the Nevada Act the Nevada Gaming Authorities may at any time, in their discretion, require the holder of any of our securities to file applications, be investigated and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of Nevada. We anticipate that, so long as we are a “publicly traded corporation” under the Nevada Act, the Nevada Gaming Authorities will require only our members having beneficial ownership of more than 10% of our voting securities to be found suitable.

If we cease to be a “publicly traded corporation” under the Nevada Act, or if required by the Nevada Gaming Authorities, each of our members and certain of their beneficial owners would be required to be found suitable and licensed by the Nevada Gaming Authorities. If any such member or beneficial owner fails to be so licensed, we may be required to sever all relationships, including through redemption of membership interests, with such member or beneficial owner, which may have a material adverse effect on our business and our members and beneficial owners.

There is currently no public market for our membership interests, a public market is not expected to develop in the future and state gaming laws may affect marketability of our membership interests.

None of our membership interests are listed on any national securities exchange. There is currently no public market for any of our membership interests, and a public trading market is not expected to develop in the future. The filing of the Registration Statement will not create any such public trading market for any of our membership interests. If a market for any of our membership interests were to develop, the liquidity of any such market would depend, among other things, upon the number of holders of our membership interests, our financial performance and the market for similar securities. We cannot predict whether an active trading market will develop, or if a market develops, what the liquidity or pricing characteristics of that market will be. In addition, Nevada Gaming Laws regulate the transfer of securities of gaming companies. These restrictions on marketability may limit our members’ ability to sell their membership interests and, if sold, the prices they may receive for those membership interests.

The denial of a license or a finding of unsuitability by the Nevada Gaming Authorities may result in criminal or disciplinary action.

Any person who fails or refuses to apply for a finding of suitability or a license within the period prescribed after being advised by Nevada Gaming Authorities that such person is required to do so may be denied a license or found unsuitable. Any holder of securities that is found unsuitable or is denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the Nevada Gaming Authorities, may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries, such gaming entity:

•	pays that person any dividend or interest upon the securities;

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pays remuneration in any form to that person for services rendered or otherwise; or

•	fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities.

In the event that disqualified holders fail to divest themselves of such securities, the Nevada Gaming Authorities have the power to revoke or suspend the casino license, registration or licenses related to the regulated entity that issued the securities. The Nevada Gaming Authorities may also require that suppliers of certain goods and services to gaming industry participants be licensed and also require that we purchase and lease gaming equipment, supplies and services only from such licensed suppliers. Finally, the Nevada Gaming Authorities may also, among other things, limit, condition, suspend, or revoke a gaming license or approval to own an entity or joint venture interest of any of our operations for any cause deemed reasonable by such licensing authority. If SB Gaming were to violate any applicable gaming laws, our gaming licenses could be limited, conditioned, suspended, or revoked by the Nevada Gaming Authorities, and we and any other persons involved could be subject to substantial fines.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own approximately 17.5 acres of land where the SLS Las Vegas is located.

Item 3. Legal Proceedings.

Holdings is currently a party to litigation arising in the ordinary course of business. In the opinion of management, all pending legal matters will not have a material effect on the business, financial position or results of operations of Holdings or the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There currently is no established public trading market for our membership interests. As of December 31, 2014, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. As of December 31, 2014, none of our membership interests could be sold under Rule 144 of the Securities Act of 1933, as amended.

Holders

As of December 31, 2014, there was one holder of record of our Class A Membership Interests and one holder of record of our Class B Membership Interests.

Dividends

We have not in the past paid cash distributions on our membership interests.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

On May 2, 2012, Stockbridge, SBE, Intermediateco, a Delaware limited liability company, which was formed on April 23, 2012, and the Company, which was formed on April 13, 2012, entered into a contribution agreement (the “Contribution Agreement”), pursuant to which Stockbridge and SBE were admitted as members of Intermediateco, contributed their limited liability company interests in Holdings to Intermediateco and ceased being members of Holdings. As of December 31, 2014, 2013 and 2012, Stockbridge and SBE owned 90%, and 10%, respectively, of Intermediateco. As of December 31, 2011 and 2010, Stockbridge and SBE owned 90% and 10%, respectively, of Holdings. In addition, pursuant to the Contribution Agreement, Intermediateco was admitted as a member of the Company, and the Company became the sole member of Holdings (the “Reorganization”). Due to the common control of Holdings, Intermediateco and the Company, the Reorganization was accounted for as a reorganization of entities under common control in accordance with ASC 805-50. Accordingly, the financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of Holdings and the Company on a historical cost basis. The selected financial and operating data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
Income Statement Data (in thousands)	2014	2013	2012	2011	2010
Net revenue	$50,555	$166	$106	$18,414	$58,509
Operating expenses	(147,099)	(16,224)	(5,170)	(28,334)	(105,475)

Operating loss	(96,544)	(16,058)	(5,064)	(9,920)	(46,966)
Loss on early retirement of debt	(21,875)	(5,466)	—	—	—
Gain on restructured debt	—	—	—	161,193	—
Interest income	87	191	126	3	—
Interest expense, net of capitalized interest	(29,030)	(38,155)	(28,061)	(9,257)	(19,464)

Net (loss) income	$(147,362)	$(59,488)	$(32,999)	$142,019	$(66,430)

	December 31,
Balance Sheet Data (in thousands)	2014	2013	2012	2011	2010
Cash and cash equivalents	$10,707	$2,584	$312	$621	$4,215
Restricted cash, inclusive of current portion	18,516	292,239	289,375	930	—
Property and equipment, net	486,020	79,815	76,910	76,951	99,455
Development in progress	—	178,860	65,045	51,016	20,629
Total assets	595,884	588,557	452,334	130,031	128,505
Loans payable, inclusive of current portion	552,000	450,000	336,773	51,550	240,000
Total Liabilities	649,302	494,611	341,108	55,151	281,793
Members’ equity (deficit)	(53,418)	93,945	111,226	74,880	(153,288)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

Stockbridge/SBE Investment Company, LLC (the “Company,” “we,” “us,” or “our”) is a limited liability company organized in Delaware. We are a holding company, and our business is primarily conducted through our wholly-owned subsidiary Stockbridge/SBE Holdings, LLC, a limited liability company organized in Delaware (“Holdings”). Holdings owns the former Sahara Hotel & Casino (“Sahara”), which has been redeveloped into the SLS Las Vegas Hotel & Casino (the “SLS Las Vegas” or the “Property”), an approximate 2.1 million square foot hotel and casino resort. Holdings purchased the Sahara in 2007 for $345.0 million (exclusive of transaction costs) from Gordon Gaming Corporation with the expectation of operating the SLS Las Vegas for approximately twelve months and closing it to complete a full-scale renovation.

Holdings’ plans for a redevelopment of the Sahara were delayed with the onset of the global recession and credit crisis. Holdings operated the Sahara until its closing in May 2011. The closing allowed Holdings to focus on rescaling the renovation plans, taking into account market conditions, and raising the capital needed to complete the planned renovation. To this end, Holdings engaged Gensler to complete a full-scale redesign of the SLS Las Vegas working in conjunction with world-renowned designer Philippe Stark. Holdings also engaged PENTA Building Group to serve as the project’s general contractor to complete the renovation pursuant to the GMP.

Operations

On August 23, 2014, the SLS Las Vegas opened and commenced operations. The SLS Las Vegas is located at the northern end of Las Vegas Boulevard (often referred to as the “Las Vegas Strip”), at the southeast corner of Sahara Avenue and Las Vegas Boulevard. The intersection is one of the busiest intersections in Las Vegas. This location features not only convenient access from the I-15 freeway at the Sahara Boulevard exit, but also entrances to the SLS Las Vegas on both Paradise Road and Las Vegas Boulevard, a unique feature compared to most other casinos on the Las Vegas Strip. Our location has direct access to the Las Vegas monorail, including a monorail stop, and is within walking distance to the Las Vegas Convention Center. The SLS Las Vegas’ location is also proximate to McCarran International Airport. We believe our location is an attractive destination for leisure travelers, business travelers, group and convention business and Las Vegas local patrons due to its convenient access by road, direct access to the city’s monorail and its proximity to many of the amenities of Las Vegas, including the Las Vegas Convention Center.

The SLS Las Vegas features a casino, hotel, restaurants, nightclubs, and other amenities. The casino has an area of approximately 54,000 square feet, with approximately 792 slot machines, approximately 74 live table games and a sports book which is operated by William Hill pursuant to an operating lease agreement. The hotel includes three towers with a total of 1,612 rooms, comprising 1,361 rooms and 251 suites. SLS Las Vegas also features approximately (i) 10 restaurants, bars and lounges with an area of approximately 40,000 square feet, (ii) three nightlife venues (including pool decks surrounding nightlife venues) with an area of approximately 60,000 square feet and (iii) retail locations with an area of approximately 9,000 square feet. Additionally, there is approximately 33,000 square feet of meeting and convention space, a 7,500 square foot spa and fitness center, and a pool and cabana area of approximately 35,000 square feet.

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations, as discussed above. Given the integrated nature of the Property’s operations, the Company is considered to have one operating segment.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Our revenues were as follows:

	Years Ended December 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues:
Casino	$12,962	$—	$12,962	N/A
Hotel	17,995	—	17,995	N/A
Food and beverage	23,902	—	23,902	N/A
Retail and other	1,864	166	1,698	N/M	*

Gross revenues	56,723	166	56,557	N/M
Less: promotional allowances	(6,168)	—	(6,168)	N/A

Net revenues	$50,555	$166	$50,389	N/M

*	Not Meaningful

Casino revenues were approximately $13.0 million for the year ended December 31, 2014 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging THE CODE program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $18.0 million for the year ended December 31, 2014. During the year ended December 31, 2014, we signed a franchise agreement with Hilton Worldwide Holdings, Inc. (“Hilton”), which allows the hotel to be included in Hilton’s Curio collection and provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $23.9 million for the year ended December 31, 2014 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $1.9 million for the year ended December 31, 2014 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the year ended December 31, 2014 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $6.2 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the year ended December 31, 2014 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses were as follows:

	Years Ended December 31,
(in thousands)	2014	2013	$ Change	% Change
Operating expenses:
Casino	$15,039	$—	$15,039	N/A
Hotel	8,352	—	8,352	N/A
Food and beverage	32,378	—	32,378	N/A
Retail and other	1,037	—	1,037	N/A
Provision for doubtful accounts	519	—	519	N/A
General and administrative	29,026	2,078	26,948	N/M
Corporate	1,877	—	1,877	N/A
Pre-opening	43,253	13,168	30,085	N/M
Management fees	1,536	586	950	N/M
Depreciation and amortization	14,069	392	13,677	N/M
Loss on disposal of property and equipment	13	—	13	N/A

Total operating expenses	$147,099	$16,224	$130,875	N/M

Operating expenses in the year ended December 31, 2014 include direct departmental expenses not present in the corresponding 2013 period. During the year ended December 31, 2014, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, pre-opening, and depreciation and amortization, amongst other items.

Casino expenses totaled $15.0 million and primarily included payroll expenses, costs of patron complimentaries, and gaming taxes and licenses.

Hotel expenses totaled $8.4 million and primarily included payroll expenses.

Food and beverage expenses totaled $32.4 million and primarily included cost of goods sold, payroll expenses related to the operation of the restaurants, nightlife and bars, and entertainer-related costs associated with nightlife.

Retail and other expenses totaled $1.0 million and primarily included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $29.0 million and primarily included payroll expenses, financing related expenses, legal and consulting expenses, insurance, utilities, taxes and marketing and advertising expenses. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaled $1.9 million and primarily included expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses totaled $43.3 million and primarily included payroll expenses, legal and consulting expenses, insurance, utilities, taxes and advertising and marketing expenses which are expensed as incurred. Pre-opening expenses increased by $30.1 million compared to the year ended December 31, 2013 as a result of our increased operational head count and marketing campaigns leading up to the opening of the Property.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, television, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Management fees totaled $1.5 million, which was an increase of $1.0 million compared to the year ended December 31, 2013. The increase was attributable to the opening of the Property on August 23, 2014.

Depreciation and amortization totaled $14.1 million, which was an increase of $13.7 million compared to the year ended December 31, 2013. The increase was attributable to a majority of the assets being placed into service upon the opening of the Property on August 23, 2014.

Loss on Early Retirement of Debt

On August 2, 2013, using restricted cash, the Company prepaid $50.0 million of the Senior Construction Facility, reducing the balance to $250.0 million, and paid a prepayment premium equal to 3.0% of the principal, totaling $1.5 million. As a result, the Company wrote off $4.0 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $5.5 million are presented on the consolidated statements of operations as loss on early retirement of debt.

On January 30, 2014, the Company, using restricted cash, prepaid an additional $100.0 million of the Senior Construction Facility, reducing the balance to $150.0 million and paid a prepayment premium equal to 15.00% of the principal repaid, totaling $15.0 million. As a result, the Company wrote off an additional $6.9 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $21.9 million are presented on the consolidated statements of operations as loss on early retirement of debt.

Interest Expense, Net of Capitalized Interest

Interest expense totaled $29.0 million as compared to $38.2 million for the year ended December 31, 2013. The decrease of $9.2 million in interest expense, net of capitalized interest, is the result of the early repayment of the Senior Construction Facility, as defined in Note 1 to the accompanying consolidated financial statements. The Company also secured additional funding from the Junior Construction Facility, as defined in Note 1 to the accompanying consolidated financial statements, which accrued interest at a lower rate. Additionally, the Property opened on August 23, 2014, at which time the Company ceased capitalizing interest to development costs, resulting in an increase in interest expense that partially offset the decrease resulting from the lower interest rates on the Junior Construction Facility.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Our revenues were as follows:

	Years Ended December 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$—	$—	$—	N/A
Hotel	—	—	—	N/A
Food and beverage	—	—	—	N/A
Retail and other	166	106	60	N/M

Gross revenues	166	106	60	N/M
Less: promotional allowances	—	—	—	N/A

Net revenues	$166	$106	$60	N/M

Operating Expenses

Our operating expenses were as follows:

	Years Ended December 31,
(in thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$—	$—	$—	N/A
Hotel	—	—	—	N/A
Food and beverage	—	—	—	N/A
Retail and other	—	—	—	N/A
Provision for doubtful accounts	—	—	—	N/A
General and administrative	2,078	153	1,925	N/M
Corporate	—	—	—	N/A
Pre-opening	13,168	4,558	8,610	N/M
Management fees	586	279	307	N/M
Depreciation and amortization	392	180	212	N/M
Loss on disposal of property and equipment	—	—	—	N/A

Total operating expenses	$16,224	$5,170	$11,054	N/M

During this time period, the Property was still in the construction phase and the majority of expenditures were capitalized as part of development in progress, the Company believes that comparison of results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is not relevant or meaningful. Additionally, the Company believes that the omission of such a comparison would not be material to an understanding of the Company’s results of operations.

The majority of revenue included in our consolidated statements of operations for the years ended December 31, 2013 and 2012 consists of miscellaneous rental and other revenue. The majority of the operating expenses included in our consolidated statements of operations for years ended December 31, 2013 and 2012, consist of sales-related salaries, taxes and benefits, legal and professional expenses, and other pre-opening expenses that are not directly related to the construction of the Property and thus are not eligible for capitalization under US GAAP.

The operating expenses of $16.2 million for the year ended December 31, 2013 primarily consist of payroll expenses, consulting and legal expenses, other expenses related to the renovation of the Property that are not capitalized as part of the cost of the renovation and other costs related to maintenance and operation of the Property. The operating expenses of $5.2 million for the year ended December 31, 2012 primarily consist of payroll expenses and consulting and legal expenses related to the renovation of the Property that are not eligible for capitalization.

Loss on Early Retirement of Debt

On August 2, 2013, using restricted cash, the Company prepaid $50.0 million of the Senior Construction Facility, reducing the balance to $250.0 million, and paid a prepayment premium equal to 3.0% of the principal, totaling $1.5 million. As a result, the Company wrote off $4.0 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $5.5 million are presented on the consolidated statements of operations as loss on early retirement of debt.

Interest Expense, Net of Capitalized Interest

Interest expense totaled $38.2 million for the year ended December 31, 2013 as compared to $28.1 million for the year ended December 31, 2012. The increase of $10.1 million in interest expense, net of capitalized interest, is the result of an increase in loans payable in 2013 at a higher rate.

Non-U.S. GAAP Measures — EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are used by management as the primary measures of operating performance of the Property. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, loss from asset impairment, and corporate expenses.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for each of the periods indicated:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net loss	$(147,362)	$(59,488)	$(32,999)
Interest expense, net of capitalized interest	29,030	38,155	28,061
Interest income	(87)	(191)	(126)
Loss on early retirement of debt	21,875	5,466	—
Depreciation and amortization	14,069	392	180

EBITDA	(82,475)	(15,666)	(4,884)
Corporate expenses	1,877	—	—
Pre-opening expenses	43,253	13,168	4,558

Adjusted EBITDA	$(37,345)	$(2,498)	$(326)

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with certain covenants contained in the Construction Facilities and the Revolving Credit Facility.

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net cash used in operating activities	$(108,983)	$(48,003)	$(30,400)
Net cash provided by (used in) investing activities	27,903	(93,439)	(302,079)
Net cash provided by financing activities	89,204	143,714	332,170

Net increase (decrease) in cash and cash equivalents	$8,124	$2,272	$(309)

As of December 31, 2014, we had $10.7 million in available cash and cash equivalents, excluding amounts available for borrowing under the Construction Facilities and Revolving Credit Facility.

Cash Flows – Operating Activities

The net cash used in operating activities during the year ended December 31, 2014 represents net loss adjusted for certain operations-related non-cash items and changes in operating assets and liabilities. These cash flows do not represent our anticipated normal operations. The increase in cash used in operating activities for the year ended December 31, 2014 compared with the year ended December 31, 2013 is primarily due to an increase in activity relating to the preparation for the opening of the Property, which included a significant increase in pre-opening expenses (in particular, marketing and payroll expenses) in advance of its opening on August 23, 2014. This increase also reflected a prepayment premium of $15.0 million for the Senior Construction Facility in 2014 compared to a prepayment premium of $1.5 million for the Senior Construction Facility in 2013.

The increase in cash used in operating activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulted primarily from an increase in activity relating to the renovation of the Property, which included an increase in selling, general and administrative expenses—in particular, marketing and payroll expenses—in advance of its opening. This increase also reflected an increase in interest expense related to the Company’s Senior Construction Facility, on which interest had accrued for a full year in 2013 compared to only eight months in 2012.

Cash Flows – Investing Activities

The net cash provided by investing activities for the year ended December 31, 2014 consisted primarily of a decrease in restricted cash, offset by expenditures related to development in progress and property and equipment. The restricted cash, which comprises the proceeds from the Senior Construction Facility that closed in May 2012 and the Junior Construction Facility which includes a loan agreement that we entered into in May 2013 with SLS Lender, LLC (“EB-5 Tranche 2 Lender”) providing for the EB-5 Tranche 2 Loan and a loan agreement that we entered into in January 2014 with SLS Tranche 1 Lender, LLC (“EB-5 Tranche 1 Lender”) providing for the EB-5 Tranche 1 Loan (collectively the “Construction Facilities”), has been, and will continue to be, used to pay final construction costs of the Property as well as to repay the loans payable. This increase in net cash provided by investing activities was offset by a decrease in cash provided by investing activities due to cash paid for development in progress, which increased from $88.7 million during the year ended December 31, 2013 to $242.5 million during the year ended December 31, 2014 as a result of the ongoing renovation of the Property.

The decrease in cash used in investing activities for the year ended December 31, 2013 compared with the year ended December 31, 2012 reflected the requirement that the Company maintain the proceeds from the Senior Construction Facility that closed in May 2012 in an escrow account until certain conditions had been met for its release. This decrease was partially offset by an increase in capital expenditures incurred in connection with the renovation of the Property.

Cash Flows – Financing Activities

The net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of borrowings under our Junior Construction Facility. For the year ended December 31, 2014, the Company borrowed $202.5 million from the Junior Construction Facility and repaid $0.5 million, and prepaid $100.0 million of the Senior Construction Facility. The decrease in cash provided by financing activities for the year ended December 31, 2014 compared with the year ended December 31, 2013 was driven by repayment of existing borrowings, partially offset by lower financing costs. Additionally, this decrease reflected reduced contributions from the Company’s members.

The decrease in cash provided by financing activities for the year ended December 31, 2013 compared with the year ended December 31, 2012 was driven by reduced borrowings and repayment of existing borrowings, partially offset by lower financing costs. Additionally, this decrease reflected reduced contributions from the Company’s members.

External Sources of Liquidity

As of December 31, 2014, the Company held cash and cash equivalents of $10.7 million and restricted cash of $18.5 million. The restricted cash comprises primarily the proceeds from the Senior Construction Facility. As of December 31, 2014, the Company has raised $200.0 million of capital from the EB-5 Tranche 2 Loan and has drawn down $200.0 million; and the Company has raised approximately $198.0 million of capital from the EB-5 Tranche 1 Loan and has drawn down $198.0 million. On September 16, 2014, the Company also closed on the Revolving Credit Facility under which the Company may draw up to $22.5 million (or up to $65 million subject to certain consents). As of December 31, 2014, $4.0 million had been borrowed against the Revolving Credit Facility.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those expenditures that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay final construction costs of the SLS Las Vegas, to meet post-opening operational costs and to pay financing costs. We expect our short-term liquidity requirements to be approximately $65 million.

At December 31, 2014, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for each of the years ended December 31, 2014, 2013 and 2012. In addition, it is likely that the Company will not be in compliance with certain financial covenants under the Senior Construction Facility and the Revolving Credit Facility at the initial covenant measurement date (September 30, 2015).

Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 up to a maximum of $40.0 million to enable the Company to pay its obligations as they become due. In addition, in the event the Company is unable to meet certain financial covenants under the Senior Construction Facility and the Revolving Credit Facility, Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient capital contributions to the Company, if necessary and if unavailable through other sources, through December 31, 2015 to ensure that the Company is in compliance with the financial covenants, which commitment will terminate upon the extinguishment of the related debt.

The Company has initiated certain actions to increase revenues and reduce expenses in order to improve the results of operations, and the Company intends to initiate further actions in 2015 to improve profitability of the Company. However, there can be no assurance that such actions will be effective.

Long-Term Liquidity Requirements

We generally consider our long-term liquidity requirements to consist of those expenditures that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to finance ongoing operational costs and to pay financing costs.

We intend to satisfy our long-term liquidity requirements with funding from the Revolving Credit Facility and operating cash flows generated by the Property, although we cannot assure that operating cash flows will be sufficient. As a requirement of our Senior Construction Facility, interest expense of the Senior Construction Facility payable during the first six months of operations has been reserved in advance. Subsequent to the first six-month period, Holdings will be required to generate sufficient cash flow to pay the current interest due on the outstanding borrowings under the Senior Construction Facility. Since the interest rate for the Senior Construction Facility is based on a spread to LIBOR, the Company will have a variable interest obligation that may cause volatility in our cash flows. In addition, Holdings will be required to generate sufficient cash flow to pay the current interest on the outstanding borrowings under the Junior Construction Facility, which has a fixed rate, and the Revolving Credit Facility, which has a variable rate. Because the Property is new, we do not have a history of operations and we cannot predict whether our cash flow will be sufficient to meet our needs. To supplement any potential future deficiency in cash flow we will discuss financing the deficiency with our lenders and members.

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

Contractual Obligations and Commitments

We have loan obligations that we record as liabilities in our Consolidated Financial Statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments:

(in thousands)	Total	Within a year	1-3 years	3-5 years	More than 5 years
Long-Term Debt(1)	$580,963	$4,333	$156,130	$420,500	$—
Long-Term Debt Interest Payments(1)	57,461	23,114	32,088	2,259	—
Other Debt Related Fees(2)	83,625	15,306	34,050	34,269	—
Hotel Management Agreement	43,945	6,763	16,866	20,316	—
Purchase obligations(3)	14,984	6,934	7,050	1,000	—
Construction commitments	9,411	9,411	—	—	—
Capital Lease Obligations(4)	—	—	—	—	—
Operating Lease Obligations	869	561	308	—	—

Total	$791,258	$66,422	$246,492	$478,344	$—

(1)	Long-Term Debt includes the Senior Credit Facility, Junior Credit Facility, Revolving Credit Facility, and the Notes Payable (Note 7 to the accompanying consolidated financial statements)
(2)	Various fees related to EB-5 financing and the Revolving Credit Facility (Note 7 to the accompanying consolidated financial statements)
(3)	Various non-cancellable contracts entered into by the Property for goods and services
(4)	At the balance sheet date, the Property did not have any capital lease obligations.

Special Note Regarding Forward-Looking Statements

Certain matters contained in this Annual Report on Form 10-K include forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. In some cases, forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our substantial debt following the redevelopment of the SLS Las Vegas and the requirement of a significant amount of cash to service our indebtedness;

•	Factors beyond our control that may affect our ability to generate cash;

•	Extensive regulation and licensing from gaming and other government authorities;

•	Changes to applicable gaming and tax laws could have an adverse effect on our financial condition; and

•	General business and competitive conditions, changes in customer demand and the cyclical nature of the gaming and hospitality business generally.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this Annual Report on Form 10-K. Many of the factors that will determine these results are beyond our ability to control or predict.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. Forward-looking statements speak only as of the date they are made. We disclaim any obligation to and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this Annual Report on Form 10-K. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in “Item 1A. Risk Factors.”

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires us to make estimates and judgments about the effects of matters that are inherently uncertain. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The significant accounting policies are summarized in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Of these accounting policies, we believe the following may involve a higher degree of judgments and estimates and complexity.

Development in Progress

The Company’s capitalization policy for development projects is guided by Accounting Standards Codification (“ASC”) Topic 835-20 (“ASC 835-20”), Capitalization of Interest , and ASC Topic 970-10, Real Estate—General . The capitalized costs include pre-construction costs essential to the renovation of the SLS Las Vegas, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the renovation of the SLS Las Vegas are capitalized as part of the cost of the project. Due to the market conditions in Las Vegas, the renovation of the SLS Las Vegas was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the renovation of the SLS Las Vegas improved subsequent to the closure of the Sahara in May 2011, and management determined that it would be appropriate to recommence the renovation of the SLS Las Vegas in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21.3 million to development in progress in the accompanying balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the renovation project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding.

Long-Lived Assets

In accordance with the guidance in ASC Topic 360-10 (“ASC 360-10”), Property, Plant and Equipment , the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company would recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If an impairment was recognized, the reduced carrying amount of the asset would be accounted for as its new cost. Generally, fair values are estimated using a discounted cash flow, direct capitalization or market comparison analysis. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur, which would affect the recorded carrying amounts of the long-lived assets.

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

Recently Issued Accounting Pronouncements

See the related disclosure in Note 2 to our consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our various debt facilities has variable interest rates. However, the Senior Credit Facility has a minimum interest rate that would not be increased due to a 1.0% increase in interest rates. As of December 31, 2014, an increase in market rates of interest by 1.0% would not increase our annual interest expense.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members of Stockbridge/SBE Investment Company, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in members’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Stockbridge/SBE Investment Company, LLC (the “Company”) and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 31, 2015

Stockbridge/SBE Investment Company, LLC

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$10,707,367	$2,583,776
Restricted cash	4,422,142	4,435,345
Inventories	4,130,931	—
Accounts receivable, net	4,681,469	179,028
Prepaid expenses and other current assets	5,547,867	675,949

Total current assets	29,489,776	7,874,098
Restricted cash	14,093,801	287,803,656
Property and equipment, net (Note 8)	486,019,603	79,815,396
Development in progress (Note 8)	—	178,860,469
Deferred financing costs, net	57,677,024	33,904,268
Other assets (Note 8)	8,604,169	298,638

Total assets	$595,884,373	$588,556,525

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current liabilities
Notes payable	$4,330,355	$—
Accounts payable and accrued expenses	37,568,636	34,524,769
Due to related parties (Note 8)	13,766,098	569,279

Total current liabilities	55,665,089	35,094,048
Notes payable	6,133,249	—
Loans payable	552,000,000	450,000,000
Other long term liabilities	35,503,969	9,517,444

Total liabilities	649,302,307	494,611,492
Commitments and contingencies (Note 10)
Members’ (deficit) equity	(53,417,934)	93,945,033

Total liabilities and members’ (deficit) equity	$595,884,373	$588,556,525

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Casino	$12,961,636	$—	$—
Hotel	17,995,415	—	—
Food and beverage	23,901,969	—	—
Retail and other	1,864,276	165,741	106,329

Gross revenues	56,723,296	165,741	106,329
Less: promotional allowances	(6,168,474)	—	—

Net revenues	50,554,822	165,741	106,329

Operating expenses
Casino (Note 8)	15,038,980	—	—
Hotel (Note 8)	8,351,883	—	—
Food and beverage (Note 8)	32,378,014	—	—
Retail and other (Note 8)	1,036,531	—	—
Provision for doubtful accounts	519,390	—	—
General and administrative (Note 8)	29,026,451	2,078,047	153,434
Corporate (Note 8)	1,877,039	—	—
Pre-opening (Note 8)	43,253,089	13,167,952	4,557,976
Management fees (Note 8)	1,535,161	585,363	279,193
Depreciation and amortization	14,069,269	392,314	179,531
Loss on disposal of property and equipment	13,333	—	—

Total operating expenses	147,099,140	16,223,676	5,170,134

Operating loss	(96,544,318)	(16,057,935)	(5,063,805)

Other income (expense)
Loss on early retirement of debt	(21,875,324)	(5,465,834)	—
Interest income	86,838	191,426	125,892
Interest expense, net of capitalized interest	(29,030,163)	(38,154,936)	(28,060,828)

Total other income (expense)	(50,818,649)	(43,429,344)	(27,934,936)

Net loss	$(147,362,967)	$(59,487,279)	$(32,998,741)

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Changes in Members’ Equity (Deficit)

Balance, December 31, 2011	$74,880,166
Contributions from members	69,345,477
Distributions to members	(672)
Net loss	(32,998,741)

Balance, December 31, 2012	111,226,230
Contributions from members	42,207,750
Distributions to members	(1,668)
Net loss	(59,487,279)

Balance, December 31, 2013	93,945,033
Net loss	(147,362,967)

Balance, December 31, 2014	$(53,417,934)

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(147,362,967)	$(59,487,279)	$(32,998,741)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,069,269	392,314	179,531
Amortization of deferred financing costs	12,448,533	6,010,326	2,838,872
Loss on disposal of property and equipment	13,333	—	—
Loss on early retirement of debt	21,875,324	5,465,834	—
Allowance for doubtful accounts	519,390	—	—
Prepayment premium on early retirement of debt	(15,000,000)	(1,500,000)	—
Changes in operating assets and liabilities
Accounts receivable	(5,021,831)	21,825	(140,681)
Inventories	(4,130,931)	—	—
Prepaid expenses and other current assets	(4,835,979)	(477,305)	(641,764)
Other assets	(8,305,530)	(233,787)	54,213
Accounts payable and accrued expenses	13,507,075	1,487,136	60,890
Due to related parties, net	11,953,986	84,050	247,660
Other long term liabilities	1,287,003	234,278	—

Net cash used in operating activities	(108,983,325)	(48,002,608)	(30,400,020)

Cash flows from investing activities
Proceeds from disposal of property and equipment	29,186	—	—
Purchases of property and equipment	(3,380,820)	(1,866,300)	(127,301)
Payments for development in progress	(242,468,502)	(88,709,277)	(13,507,257)
Decrease (increase) in restricted cash	273,723,057	(2,863,823)	(288,444,742)

Net cash provided by (used in) investing activities	27,902,921	(93,439,400)	(302,079,300)

Cash flows from financing activities
Contributions from member	5,000,000	42,207,750	69,345,477
Distributions to member	—	(1,668)	(672)
Contributions repaid to member	(5,000,000)	—	—
Payments for financing costs	(10,712,706)	(11,719,077)	(22,397,918)
Proceeds from loans payable	202,500,000	200,000,000	300,000,000
Payments on loans payable	(100,500,000)	(86,773,333)	(14,776,667)
Payments on notes payable	(2,083,299)	—	—

Net cash provided by financing activities	89,203,995	143,713,672	332,170,220

Net increase (decrease) in cash and cash equivalents	8,123,591	2,271,664	(309,100)
Cash and cash equivalents, beginning of year	2,583,776	312,112	621,212

Cash and cash equivalents, end of year	$10,707,367	$2,583,776	$312,112

Supplemental cash flow disclosure
Cash paid during the year for interest, net of interest capitalized	$16,235,414	$30,741,610	$25,178,702

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
Supplemental disclosure of non-cash investing and financing activities
Amounts included in due to related parties, net capitalized to development in progress	$—	$57,167	$406,400
Amounts included in due to related parties, net capitalized to property and equipment, net	$1,300,000	$—	$2,706
Amounts included in due to related parties, net capitalized to deferred financing costs, net	$—	$—	$55,000
Amounts included in accounts payable and accrued expenses capitalized to development in progress	$—	$26,465,511	$1,358,404
Amounts included in accounts payable and accrued expenses capitalized to deferred financing costs, net	$11,353,524	$3,319,139	$367,775
Amounts included in accounts payable and accrued expenses capitalized to property and equipment, net	$9,410,589	$1,442,672	$—
Amounts included in other long term liabilities capitalized to deferred financing costs, net	$33,982,688	$9,283,166	$—
Amortization of prepaid expenses capitalized to development in progress	$—	$347,855	$543,641
Amortization of prepaid expenses capitalized to property and equipment, net	$314,061	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.	Organization

Stockbridge/SBE Investment Company, LLC (the “Company”), a Delaware limited liability company, was formed on April 13, 2012 for the purpose of investing in Stockbridge/SBE Holdings, LLC (“Holdings”), a Delaware limited liability company, the owner of the property formerly known as Sahara Hotel and Casino in Las Vegas, Nevada (the “Property” or the “SLS Las Vegas”).

The Company has two members: the Class A member is Stockbridge/SBE Voteco Company, LLC (“Voteco”), a Delaware limited liability company formed on April 13, 2012, which holds 100% of the voting rights with no economic interest in the Company; and the Class B member is Stockbridge/SBE Intermediate Company, LLC (“Intermediateco”), a Delaware limited liability company formed on April 23, 2012, which holds 100% of the economic interest with no voting rights in the Company. Terrence E. Fancher is the sole member and manager of Voteco.

Stockbridge Fund II Co-Investors LV Investment, LLC (the “Co-Investors Fund”); Stockbridge Fund II LV Investment, LLC, Stockbridge Fund II D LV Investment, LLC, Stockbridge Fund II E LV Investment, LLC and Stockbridge Fund III LV Investment, LLC (“Stockbridge Fund III”) (collectively, “Stockbridge”), all Delaware limited liability companies; SBE Las Vegas Holdings I, LLC (“SBE”), a Delaware limited liability company; and AREFIN Sahara Equity LLC (“AREA”) are the members of Intermediateco. As of December 31, 2014 and 2013, Stockbridge and SBE own 90% and 10%, respectively, of Intermediateco. AREA holds no economic interest in Intermediateco.

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

Acquisition of the Property

On August 1, 2007, Holdings acquired the Property (the “Acquisition”) for total consideration of $354,269,478, inclusive of closing costs. Holdings provided gaming and lodging amenities (the “Casino and Hotel Operations”), which were managed by various parties under certain management or lease agreements. Holdings had planned to renovate and reposition the Property (the “Renovation Project”); however, in August 2009, the Renovation Project was suspended due to the market conditions in Las Vegas. Holdings ceased its Casino and Hotel Operations on May 16, 2011 and closed the Property (the “Closure”). In connection with the Closure, management determined that it would be appropriate to recommence the Renovation Project in September 2011.

Historically, the Company has not generated sufficient cash flows from operations to meet its obligations and has met these operating shortfall requirements principally with contributions from Stockbridge and SBE. On May 2, 2012, the Company secured a $300,000,000 senior construction facility (the “Senior Construction Facility”) (Note 7) that was arranged by J.P. Morgan Securities, LLC (“J.P. Morgan”). The net proceeds of the Senior Construction Facility were deposited into an escrow account administered by KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”), to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 of additional construction financing (the “Junior Construction Facility”) (Note 7). In February 2013, the Company negotiated an early construction start date and deposited $24,361,631 into an escrow account administered by KeyCorp to be used to finance the first six months of construction, while the Junior Construction Facility fundraising was completed (Note 7). The Senior Construction Facility and Junior Construction Facility are collectively the “Construction Facilities”. Additionally, on September 16, 2014, Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) arranged by J.P. Morgan and administered by JPMorgan Chase Bank, N.A. (“JPM Chase Bank”), which provides for up to $65,000,000 through a senior secured revolving credit facility (the “Revolving Credit Facility”) (Note 7).

At December 31, 2014, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for each of the years ended December 31, 2014, 2013 and 2012. In addition, it is likely that the Company will not be in compliance with certain financial covenants under the Senior Construction Facility and the Revolving Credit Facility at the initial covenant measurement date (September 30, 2015).

Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 up to a maximum of $40,000,000 to enable the Company to pay its obligations as they become due. In addition, in the event the Company is unable to meet certain financial covenants under the Senior Construction Facility and the Revolving Credit Facility, Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient capital contributions to the Company, if necessary and if unavailable through other sources, through December 31, 2015 to ensure that the Company is in compliance with the financial covenants, which commitment will terminate upon the extinguishment of the related debt.

The Company has initiated certain actions to increase revenues and reduce expenses in order to improve the results of operations, and the Company intends to initiate further actions in 2015 to improve profitability of the Company. However, there can be no assurance that such actions will be effective.

2.	Summary of Significant Accounting Policies

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

Restricted Cash

The Company classifies cash that is restricted for specific purposes and is unavailable for general use as restricted cash. Pursuant to the Construction Facilities, the net proceeds were deposited into lender and lender related accounts and have been included in restricted cash in the accompanying consolidated balance sheets. In addition, the Company is required to establish and maintain debt service reserves for its loans payable (Note 7). The debt service reserves have also been included in restricted cash in the accompanying consolidated balance sheets. A portion of restricted cash is classified as a noncurrent asset because it will primarily be used to fund the Renovation Project. Additionally, cash posted as collateral for letters of credit issued in favor of the Company are classified as restricted cash.

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

Development in Progress

The Company’s capitalization policy for development projects is guided by ASC Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate – General. The capitalized costs include pre-construction costs essential to the Renovation Project, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the Renovation Project are capitalized as part of the cost of the project. Due to the market conditions in Las Vegas, the Renovation Project was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the Renovation Project improved subsequent to the Closure, and management determined that it would be appropriate to recommence the Renovation Project in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21,286,363 to development in progress in the accompanying consolidated balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the Renovation Project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding. For the years ended December 31, 2014, 2013 and 2012, interest of $6,300,419, $5,063,360 and $1,797,673, respectively, was capitalized.

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

As of December 31, 2014, 2013 and 2012, no events or changes in circumstances were identified which would indicate that the carrying value of the long-lived assets was not fully recoverable. Accordingly, no impairment was recorded for the years ended December 31, 2014, 2013 and 2012.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt arrangement. During the years ended December 31, 2014 and 2013, the Company incurred costs related to the Senior Construction Facility of $0 and $8,039,934, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. In August 2013, the Company paid down $50,000,000 of the Senior Construction Facility and, as a result, the Company wrote off $3,958,669 of the deferred financing costs, which is included in loss on early retirement of debt in the consolidated statements of operations for the year ended December 31, 2013. Similarly, in January 2014, the Company paid down an additional $100,000,000 of the Senior Construction Facility and, as a result, the Company wrote off an additional $6,875,324 of the deferred financing costs, which is included in loss on early retirement of debt in the consolidated statements of operations for the year ended December 31, 2014.

The Company incurred costs related to the Junior Construction Facility of $42,055,105 and $15,858,673 during the years ended December 31, 2014 and 2013, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets.

The Company incurred costs related to the Revolving Credit Facility of $1,391,507 and $0 during the years ended December 31, 2014 and 2013, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, and other operating revenues are recognized when services are performed. Advance deposits are recorded as liabilities until services are provided to the customer.

The Company has established a guest reward program called the THE CODE to reward members for the total amount they spend across all the venues and amenities offered at the SLS Las Vegas. Members can earn points based upon the amount they spend and such members can redeem their points for free play and other goods and services subject to the established program rules, as amended and modified from time to time. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

The Company accrues points expected to be earned for goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. As of December 31, 2014 and 2013, the Company had accrued $103,848 and $0, respectively, for the estimated cost of providing these benefits, which have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The estimated departmental cost of providing promotional allowances for the years ended December 31, 2014, 2013 and 2012, which are included primarily in casino operating expenses, are as follows:

	Years Ended December 31,
	2014	2013	2012
Hotel	$1,436,773	$—	$—
Food and beverage	1,799,609	—	—
Retail and other	3,979	—	—

	$3,240,361	$—	$—

Advertising Costs

Costs for advertising are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising costs totaling $330,518, $0 and $0, respectively, are included in casino expenses, $612,808, $0 and $0, respectively, are included in hotel expenses, $309,387, $0 and $0, respectively, are included in food and beverage expenses, $3,225,174, $0 and $0, respectively, are included in general and administrative expenses and $4,849,833, $417,763 and $47,728, respectively, are included in pre-opening expenses.

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

The Company values its debt periodically, using indicative pricing from market information (Level 2 inputs). The fair value of debt can be affected by, among other things, the availability of capital, interest rates and inflation rates. As a result, determining the fair value involves subjective assumptions and estimates. As of December 31, 2014 and 2013, the carrying amount of the Company’s Senior Construction Facility, the Revolving Credit Facility and the Notes Payable approximated their fair value.

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

Reclassifications

For the years ended December 31, 2013 and 2012, we have reclassified certain operating expenses on the Company’s consolidated statements of operations to conform to current period presentations. These reclassifications had no effect on previously reported net loss.

Such reclassifications include our presentation of pre-opening expenses on the consolidated statements of operations. Historically, all pre-opening expenses of the Company had been included in general and administrative expenses in the consolidated statements of operations. Effective January 1, 2014, we are presenting pre-opening costs as a separate line item on the consolidated statements of operations and have reclassified amounts in the prior period statements to conform to current period presentations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company’s financial condition and results of operations.

In August 2014, the FASB issued ASU No. 2014-15. Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity’s ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity’s ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management’s plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.

3.	Accounts Receivable, Net

Accounts receivable, net consist of the following:

	December 31,
	2014	2013
Casino	$1,604,000	$—
Hotel	2,958,464	—
Other	896,826	179,028

	5,459,290	179,028
Less: allowance for doubtful accounts	(777,821)	—

Total accounts receivable, net	$4,681,469	$179,028

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
Prepaid expenses	$5,082,355	$505,650
Other current assets	465,512	170,299

Total prepaid expenses and other current assets	$5,547,867	$675,949

Prepaid expenses as of December 31, 2014 and 2013 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other current assets as of December 31, 2014 and 2013 consist primarily of advance deposits relating to restaurants and retail management agreements and other security deposits.

5.	Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2014	2013
Land and improvements	$82,760,900	$76,672,216
Building and improvements	245,827,513	—
Furniture, fixtures and equipment	172,862,866	4,739,195

Total property and equipment	501,451,279	81,411,411
Less: accumulated depreciation	(15,431,676)	(1,596,015)

Property and equipment, net	$486,019,603	$79,815,396

Depreciation of $14,069,269, $392,314 and $179,531, was incurred during the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
Development in progress	$—	$26,465,511
Deferred financing costs	11,353,524	3,319,139
Property and equipment	9,410,589	1,442,672
Chip liability	442,461	—
Other	16,362,062	3,297,447

Total accounts payable and accrued expenses	$37,568,636	$34,524,769

7.	Loans and Notes Payable

Loans and notes payable consist of the following:

	December 31,
	2014	2013
Senior Construction Facility	$150,000,000	$250,000,000
Junior Construction Facility	398,000,000	200,000,000
Revolving Credit Facility	4,000,000	—

Total loans payable	552,000,000	450,000,000
Notes payable	10,463,604	—
Less: current portion	(4,330,355)	—

Total long term loans and notes payable	$558,133,249	$450,000,000

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

The Senior Construction Facility bears interest at London Interbank Offered Rate (“LIBOR”) plus 11.00%, with a minimum interest rate of 13.00% and matures on the earlier of (i) May 2, 2017 or (ii) six months prior to the maturity date of the Junior Construction Facility. Additionally, the Company is subject to certain covenants pursuant to the Senior Construction Facility, including certain financial covenants with an initial measurement date of September 30, 2015.

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

The use of proceeds to make repayments or pay prepayment premiums do not qualify as disbursements under the Senior Construction Facility. The First Disbursement (as defined in the Senior Construction Facility loan documents) under the Senior Construction Facility occurred on July 29, 2014. As of December 31, 2014 the undrawn portion of the Senior Construction Facility was $14,089,461.

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

During the year ended December 31, 2013, the EB-5 Tranche 2 Facility lender, via a special purpose entity, completed the EB-5 Tranche 2 Facility fundraising equal to $200,000,000 of capital. As of December 31, 2014 and 2013, the Company has drawn $200,000,000 and $146,000,000, respectively, from the EB-5 Tranche 2 Facility (“EB-5 Tranche 2 Loan”). The undrawn portion was held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 2 Loan bears interest at 0.50% and matures on August 1, 2018, subject to two one-year extension options.

As of December 31, 2014, the EB-5 Tranche 1 Facility lender, via a special purpose entity, had raised $198,000,000 for the EB-5 Tranche 1 Facility. As of December 31, 2014 and 2013, the Company has drawn $198,000,000 and $0, respectively, from the EB-5 Tranche 1 Facility (“EB-5 Tranche 1 Loan”, and collectively with the EB-5 Tranche 2 Loan, the “EB-5 Loans”). The EB-5 Tranche 1 Loan bears interest at 0.50% and matures on January 30, 2019, subject to a one-year extension option.

On September 16, 2014, the Company entered into amendments of the Junior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

For the years ended December 31, 2014 and 2013, the Company incurred interest relating to the EB-5 Loans totaling $1,512,211 and $234,278, respectively, which has been included in interest expense in the accompanying consolidated statements of operations. As of December 31, 2014, interest payable in respect of the EB-5 Loans totaling $1,283,767 and $362,722 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, interest payable in respect of the EB-5 Loans totaling $0 and $234,278 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. The EB-5 Loans are collateralized by a subordinated mortgage interest in the Renovation Project.

Commencing in 2013, the Company incurred certain percentage fees on a per annum basis based upon the balances outstanding on the EB-5 Loans as well as a result of the EB-5 Agents achieving certain fundraising goals that are payable directly or indirectly by the Company. The fees include the following:

(i) The Company incurred certain percentage fees based upon the balance outstanding of the EB-5 Loans for the EB-5 Agents’ administration of the EB-5 Loans totaling $4,380,229 and $292,354 for the years ended December 31, 2014 and 2013, respectively, which have been included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2014, fees payable to the EB-5 Agents totaling $441,315 and $891,500 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, fees payable to the EB-5 Agents totaling $292,354 have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(ii) The Company incurred certain percentage fees based upon the balance outstanding under the EB-5 Loans for migration agent services totaling $36,606,006 and $12,215,896 for the years ended December 31, 2014 and 2013, respectively, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of December 31, 2014, fees payable totaled $11,343,424 and $33,982,688 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets. As of December 31, 2013, fees payable totaled $2,932,730 and $9,283,166 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

(iii) The EB-5 Agents earn one-time fees based on the aggregate amount of EB-5 Loans raised (“Success Fees”). Success Fees totaling $4,345,000 and $1,015,000 for the years ended December 31, 2014 and 2013, respectively, were earned by the EB-5 Agents and have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, $0 and $175,000, respectively, were payable to the EB-5 Agents and have been included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Additionally, the Company incurs fees for advisory services for the EB-5 Loans. For the years ended December 31, 2014 and 2013, fees totaling $300,000 and $300,000, respectively, were paid and have been capitalized as deferred financing costs in the accompanying consolidated balance sheets. Henceforth, the Company will incur fees for additional advisory services to manage the Junior Construction Facility which will be expensed as incurred.

Revolving Credit Facility

On September 16, 2014, Holdings entered into the Revolving Credit Agreement arranged by J.P. Morgan and administered by JPM Chase Bank, which provides for the $65,000,000 senior secured Revolving Credit Facility. The Revolving Credit Facility is scheduled to mature on September 30, 2018 or, if the Senior Construction Facility has not been refinanced in full prior to November 2, 2016 with indebtedness maturing later than December 31, 2018, on November 2, 2016. Additionally, the Company is subject to certain covenants pursuant to the Revolving Credit Facility, including certain financial covenants with an initial measurement date of September 30, 2015.

Proceeds from the Revolving Credit Facility will be used by Holdings to finance ongoing working capital and general corporate needs. All amounts owing under the Revolving Credit Facility are collateralized by a first priority security interest in all assets of Holdings, the Company and SB Gaming under a security agreement, dated as of September 16, 2014, among Holdings, the Company, SB Gaming and JPM Chase Bank. All obligations under the Revolving Credit Agreement are also guaranteed by the Company and SB Gaming.

Advances under the Revolving Credit Facility will bear interest generally, at an annual rate of either (i) the JPM Chase Bank prime rate plus an applicable margin; or (ii) the applicable LIBOR plus an applicable margin. As of December 31, 2014, the amount outstanding was subject to an interest rate of 6.75%. Additionally, the Company will pay a commitment fee for the unutilized portion of the Revolving Credit Facility. As of December 31, 2014, the unutilized portion was subject to a 1.00% commitment fee.

The Revolving Credit Facility is senior to the Senior Construction Facility and Junior Construction Facility. Any borrowings under the Revolving Credit Facility in excess of $22,500,000 require the consent of the lenders of the Senior Construction Facility and Junior Construction Facility. As of December 31, 2014, $4,000,000 of the Revolving Credit Facility was outstanding.

Notes Payable

In October 2013, the Company entered into a provider contract and equipment payment and security agreement with KT Corporation for the construction of various interactive media displays throughout the Property. The agreement was subsequently amended in July 2014. The total amended contract price was $13,597,699, of which $1,336,770 was paid on November 27, 2013, and the remainder is to be paid in 12 equal quarterly installments commencing on September 30, 2014. The outstanding principal balance of the contract price bears interest at a fixed rate equal to 9.50% per annum. As of December 31, 2014 and 2013, $10,217,441 and $0, respectively, of the note payable was outstanding, of which $4,086,976 and $0, respectively, have been included in current notes payable and $6,130,465 and $0, respectively, have been included in long-term notes payable in the accompanying consolidated balance sheets.

8.	Related Party Transactions

SBEHG Las Vegas I, LLC

On August 1, 2007, Holdings entered into a management agreement (the “Hotel Management Agreement”) with SBEHG Las Vegas I, LLC (“SBEHG” or the “Hotel Operator”), a subsidiary of SBE, to operate the hotel, food and beverage facilities and retail facilities, including performing the accounting, cash management, budgeting, operational, sales, advertising, legal, personnel and purchasing functions. Holdings agreed to pay a hotel management fee, an incentive personnel payment and an asset management fee to SBEHG. On June 16, 2014, Holdings entered into a second amended and restated Hotel Management Agreement (“Amended Hotel Management Agreement”). The Amended Hotel Management Agreement provides for a monthly base fee in arrears based on 2.00% of the Net Operating Revenues (as defined in the Amended Hotel Management Agreement) derived from the immediately preceding month. The agreement also provides an annual incentive fee payable in arrears, depending on levels of Gross Operating Profit (as defined in the Amended Hotel Management Agreement) generated by the hotel-casino. In addition, Holdings will be charged monthly for certain centralized services provided by the Hotel Operator and reimbursable expenses incurred by the Hotel Operator, as defined in the Amended Hotel Management Agreement. The Amended Hotel Management Agreement provides for a ten-year term, which commenced on the effective date of June 16, 2014, and continues until the tenth anniversary of the opening date. The Amended Hotel Management Agreement may be terminated (a) by mutual written consent of the parties or (b) in accordance with the terms of the Amended Hotel Management Agreement.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $1,535,161, $0 and $0, respectively, which have been included in management fees in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, $858,029 and $0, respectively, was payable to SBEHG.

For the years ended December 31, 2014, 2013 and 2012, SBEHG incurred payroll-related costs on behalf of the Company totaling $61,608,947, $5,390,489 and $1,577,445, respectively. As of December 31, 2014 and 2013, payroll-related expenses of $10,360,332 and $286,798, respectively, were payable to SBEHG.

SBE Las Vegas Redevelopment I, LLC

On April 1, 2011, the Company entered into a development management agreement (the “Development Management Agreement”) with SBE Las Vegas Redevelopment I, LLC (the “Development Manager”), an affiliate of the Company, to manage the Renovation Project. Pursuant to the Development Management Agreement, the Company is required to pay development management fees totaling $10,873,000, payable in monthly installments of $300,000. Significant revisions to and increases in the scope of the Renovation Project will result in an increase in fees due under the Development Management Agreement equal to 2.00% of the increase in project costs. For the years ended December 31, 2014, 2013 and 2012, the Company incurred development management fees totaling $2,400,000, $3,600,000 and $3,600,000, respectively, which have been capitalized to property and equipment in 2014 and to development in progress in 2013 and 2012 in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, no amounts were payable to the Development Manager related to the fees due under the Development Management Agreement. After the opening of the Property in August 2014, no additional monthly installments were required.

For the year ended December 31, 2014, 2013 and 2012, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $519,970, $486,423 and $254,215, respectively. As of December 31, 2014 and 2013, $0 and $7,383, respectively, were payable to the Development Manager.

Stockbridge

For the years ended December 31, 2014, 2013 and 2012, the Company incurred costs totaling $5,547,134, $1,741,306 and $1,248,533, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $0, $585,363, and $279,193, respectively, have been included in management fees, $1,912,980, $0 and $0, respectively, have been included in general and administrative expenses, $793,609, $219,937 and $128,818, respectively, have been included in pre-opening expenses, and $683,935, $0 and $0, respectively, have been included in corporate expenses in the accompanying consolidated statements of operations, $2,156,610, $0 and $0, respectively, have been included in property and equipment, net, $0, $933,435 and $785,522, respectively, have been included in development in progress, $0, $0 and $55,000, respectively, have been included in deferred financing costs, net, and $0, $2,571 and $0, respectively, have been included in members’ equity in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, $2,725,961 and $90,240, respectively, was payable to Stockbridge.

SBE

For the years ended December 31, 2014, 2013 and 2012, the Company incurred costs totaling $6,998,016, $1,846,612 and $680,939, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $3,085,483, $1,570,543 and $190,560, respectively, have been included in pre-opening expenses, $315,115, $0 and $0, respectively, have been included in corporate expenses, $1,024,411, $0, and $0, respectively, have been included in other operating expenses in the accompanying consolidated statements of operations, $352,285, $2,800 and $11,305, respectively, have been included in property and equipment, net, $0, $273,269 and $479,074, respectively, have been included in development in progress, and $2,220,722, $0 and $0, respectively, have been included in other assets in the accompanying consolidated balance sheets. Additionally, SBE and its affiliates owe the Company $1,231,683 for reimbursement of expenses. SBE and its affiliates dispute that approximately $505,837 of such amount is owed by them to the Company, as such, this amount was fully reserved for in the accompanying consolidated balance sheets. As of December 31, 2014, there was a $178,224 net receivable from SBE. As SBEHG is a subsidiary of SBE, this net receivable is netted with the payable to SBEHG in the accompanying consolidated balance sheets. As of December 31, 2013, $184,858 was payable to SBE.

9.	Employee Benefit Plans

Multi-Employer Defined Benefit Pension Plans

The Company contributed to several multi-employer defined benefit pension plans (the “Plans”) for union employees. Subsequent to the Closure, the Company continued to contribute to one of the Plans. For the years ended December 31, 2014, 2013 and 2012, contributions totaled $279,222, $54,725 and $61,367, respectively. The Company’s policy is to fund this expense as incurred.

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

In 2011, the Company recorded a liability of $905,781 related to the IATSE claim. For the years ended December 31, 2014 and 2013, the Company made payments, including interest, totaling $248,307 and $198,645, respectively, related to the IATSE claim. As of December 31, 2014 and 2013, $400,345 and $607,995, respectively, was payable to IATSE, of which $133,286 and $607,995, respectively, have been included in accounts payable and accrued expenses and $267,059 and $0, respectively, have been included in other long-term liabilities in the accompanying consolidated balance sheets.

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

On January 21, 2015, the Company drew down $2,200,446 of restricted cash from the Senior Construction Facility.

On January 29, 2015, the Company drew down $4,189,255 of restricted cash from the Senior Construction Facility.

On February 5, 2015, the Company borrowed $4,000,000 under the Revolving Credit Facility.

On February 19, 2015, the Company borrowed $3,700,000 under the Revolving Credit Facility.

On March 3, 2015, the Company drew down $2,679,937 of restricted cash from the Senior Credit Facility.

On March 19, 2015, the Company borrowed $2,100,000 under the Revolving Credit Facility.

On March 30, 2015 the Company borrowed $8,700,000 under the Revolving Credit Facility.

12.	Selected Quarterly Financial Information

	Quarter
2014 (Unaudited)	First	Second	Third	Fourth	Total
Net revenues	$6,406	$9,640	$18,006,861	$32,531,915	$50,554,822
Operating loss	(7,957,281)	(13,231,641)	(38,162,991)	$(37,192,405)	(96,544,318)
Net loss	(35,585,226)	(18,948,592)	(45,791,832)	$(47,037,317)	(147,362,967)

	Quarter
2013 (Unaudited)	First	Second	Third	Fourth	Total
Net revenues	$20,544	$21,374	$23,224	$100,599	$165,741
Operating loss	(2,323,302)	(2,859,303)	(3,967,259)	$(6,908,071)	(16,057,935)
Net loss	(12,401,005)	(13,068,574)	(18,685,873)	$(15,331,827)	(59,487,279)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, as of the end of the period covered by this Annual Report, the Company’s Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Report of Management on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our Board and executive officers.

Name	Age	Position
Terrence E. Fancher	60	Chief Executive Officer, Director
Scott Kreeger	49	President and Chief Operating Officer
Gabriel Frumusanu	36	Vice President of Finance
Sam Nazarian	39	Director (through January 12, 2015)
Sam Bakhshandehpour	39	Director (effective January 12, 2015)
Suzanne M. Hay	42	Director
Julia A. McCullough	60	Director

Terrence E. Fancher has been a member of our Board since May 2012 and has served as our Chief Executive Officer since May 2014. Mr. Fancher is the founding principal of Stockbridge Capital Group, LLC (“Stockbridge Capital”), which he founded in 2003. He is responsible for supervising the investment activities of Stockbridge Capital’s three commingled real estate opportunity funds, which together with related co-investment vehicles, have over $2.7 billion in capital commitments, principally from major public pension funds. Mr. Fancher has 28 years of real estate industry experience. From 1989 to 2000, he headed the Real Estate Investment Banking Group at PaineWebber. Mr. Fancher supervised initial public offerings, other equity capital raising transactions exceeding $30.0 billion for real estate and lodging companies throughout the U.S. Mr. Fancher graduated from Harvard College with an A.B. in Economics, Harvard Graduate School of Business Administration with an M.B.A., and Harvard Law School with a J.D. Mr. Fancher brings his many years of extensive experience in the real estate industry to the Board.

Scott Kreeger has served as our President and Chief Operating Officer since December 2014. Mr. Kreeger, began his career in the gaming industry with MGM/Mirage in 1991, where he served as the director of slot operations and marketing. From 2001 to 2013, Mr. Kreeger served in several roles at Station Casinos / Fertitta Entertainment including: president of several of their flagship properties, vice president, senior vice president of corporate operations, CMO and CIO. While focused on the integration of technology, content and guest experience, Mr. Kreeger oversaw marketing, CRM, digital and IT for Station Casinos’ 18 casinos. Most recently, Mr. Kreeger served as chief operating officer of Revel Casino resort from 2013 to 2014. Mr. Kreeger received his B.S. in Hotel Management from the University of Nevada in 1991.

Gabriel Frumusanu has served as our Vice President of Finance since May 2014. From 2011 to 2013, Mr. Frumusanu served as “Director of Finance Hollywood Casino Toledo” for Penn National Gaming and from 2008 to 2011, he served as financial controller of Station Casinos LLC. Mr. Frumusanu served as a reconnaissance Marine in the United States Marine Corps and holds a B.S./B.A. in Accounting from UNLV. Mr. Frumusanu has experience in analyzing financial information and preparing financial reports to determine and maintain records of assets, liabilities, income, profit and loss, tax liability and other financial activities. Mr. Frumusanu brings over nine years of hospitality and gaming experience to the SLS Las Vegas.

Sam Nazarian was a member of our Board from May 2012 through January 12, 2015. In 2002, Mr. Nazarian founded SBE, a vertically integrated hospitality company that owns and/or operates hotels, restaurants and nightclubs in Los Angeles, Las Vegas, Miami and internationally, and he is currently its chief executive officer. In 2008, Mr. Nazarian opened the flagship location of the SLS Hotel brand in Beverly Hills, California to complement SBE’s restaurant and nightlife concepts which included The Bazaar by José Andrés, which first opened in the SLS Beverly Hills Hotel, Katsuya by Starck, the Abbey and Hyde Lounge. Since 2008, SBE has focused on the domestic and international expansion of its brands, resulting in current holdings of dozens of award-winning hotel, restaurant and nightlife destinations. Mr. Nazarian has received numerous accolades as result of the success of SBE, including Hotelier of the Year in 2012 and 2013 from HotelChatter.com, the 2012 Mondavi Wine & Food Award and induction into the Nightclub Hall of Fame in 2013. Mr. Nazarian brings his many years of experience in the hospitality and restaurant industries to the Board.

Sam Bakhshandehpour has been a member of our Board since January 2015. Mr. Bakhshandehpour joined SBE with an extensive track record as a 15-year veteran of Wall Street, spending over 12 years with J.P. Morgan Securities most recently running the Real Estate & Lodging Investment Banking practice on the West Coast and the Gaming Investment Banking practice globally. Prior to J.P. Morgan, Mr. Bakshandehpour was in the Real Estate, Lodging & Gaming Investment Banking Group at Deutsche Bank based out of New York and Baltimore. Mr. Bakhshandehpour holds a degree in Finance & International Business with a minor in Psychology from Georgetown University and studied abroad at Trinity College at Oxford University focused on International Finance. Currently, Mr. Bakhshandehpour serves on the board of The New Home Company (NYSE: NWHM), Union Gaming Advisors LLC, Brentwood Presbyterian Church Pre-School, and Make-A-Wish® Foundation. He is also a member of Urban Land Institute, Georgetown Wall Street Alliance, Young Presidents’ Organization, and Make-A-Wish® Real Estate Division’s Executive Committee.

Suzanne M. Hay has been a member of our Board since May 2012. Ms. Hay is currently a project manager for Corporation Service Company. Ms. Hay serves as a director of several entities whose operations are limited to specific assets. Ms. Hay received a combined B.S. in Accounting and Business Administration with a concentration in Finance in 1994 and her M.S. in Accounting in 1995, both from the University of Delaware. Ms. Hay brings to the Board her many years of experience as an independent director for investment companies.

Julia McCullough has been a member of our Board since May 2012. Ms. McCullough is currently a compliance specialist at Corporation Service Company and has been employed with Corporation Service Company since 2003, initially as part of the marketing team. In 2005, Ms. McCullough joined the independent director group of Corporation Service Company and has served as an independent director since. Prior to joining Corporation Service Company, Ms. McCullough preformed paralegal duties in York, Pennsylvania for an attorney whose primary focus is real estate transactions. Also in York, PA, Ms. McCullough was the night auditor for the Yorktowne Hotel. Ms. McCullough received her degree in Marketing from York College of Pennsylvania. She also held a real estate license in Pennsylvania and has been a notary public for over 20 years, first in Pennsylvania and currently in Delaware. Ms. McCullough brings her many years of experience as an independent director and her extensive experience in the real estate industry to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended December 31, 2014, with the exception of the late filing of certain Forms 3.

Other Matters

Given the ownership structure of the Company, we have not adopted any procedures by which security holders may recommend nominees to our Board. We have adopted a Code of Business Conduct and Ethics. Copies of the Code of Business Conduct and Ethics are available without charge by sending a written request to Human Resources at the following address: SLS Las Vegas Hotel & Casino, 2535 S. Las Vegas Blvd, Las Vegas NV 89109.

Audit Committee – On August 20, 2014, the Company’s Board of Directors (the “Board”) established the Company’s Audit Committee in order to establish and foster high quality Corporate Governance principles for the Company. The Audit Committee operates under a written charter and its primary purpose is to assist the Board in monitoring the integrity of the Company’s financial statements, independent registered public accounting firm’s qualifications and independence, the performance of the audit function and independent registered public accounting firm and compliance with legal and regulatory requirements.

The current members of the Audit Committee are Daniel Newman (Chairman), Terry Fancher, Charlene Kiley, Kelly Yeend, and Randall Thoman. In light of the absence of a public trading market for our Class A Membership Interests, our Board has not designated any member of the Audit Committee as an “audit committee financial expert”. However, each of the members of the Audit Committee is “financially literate” and Mr. Thoman qualifies as an audit committee financial expert and is an independent committee member.

The Audit Committee has reviewed with PricewaterhouseCoopers (“PwC”), the Company’s plan, scope and results of the audit for the year ending December 31, 2014, as well as the fees for the services performed by PwC. The Audit Committee also reviewed the adequacy of the Company’s internal control systems, received internal audit reports and subsequently reported its findings to the full Board.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

Set out below is a discussion and analysis of the 2014 compensation policies and program for (i) Terrance E. Fancher, our Chief Executive Officer (who does not receive any compensation from the Company), (ii) Scott Kreeger, our President and Chief Operating Officer, (iii) Gabriel Frumusanu, our Vice President of Finance, and (iv) Robert L. Oseland, II, for whom disclosure would have been provided pursuant to paragraph (a)(3)(iii) of Item 402 in Regulation S-K, but for the fact that Mr. Oseland was not serving as executive officer subsequent to December 31, 2014 (and with respect to whom we are required to provide compensation disclosure under SEC rules) (collectively, the “named executive officers”). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it. See also “Compensation Actions in 2014” below in this Item 11 for further details.

Executive Compensation Philosophy and Objectives

The objective of the compensation structure is to attract and retain valuable key employees with hospitality and gaming experience and talent needed to successfully execute the development and operations objectives as well as the critical brand strategy to compete with other luxury resorts on the Las Vegas Strip.

The executive compensation program for SLS Las Vegas is designed to provide base compensation that is competitive with other high-end luxury resorts in the Las Vegas market and annual incentives designed to reward success in operating the integrated resort in a manner that maximizes value. The SLS Las Vegas executive compensation program is also designed to attract and retain key employees who provide expertise, talent and industry knowledge that are critical to the operational success and brand strategy needed to maximize the value of the resort.

Setting of Executive Compensation

In setting the compensation of our named executive officers, decisions were made based upon the executives’ positions prior to employment by us as well as our knowledge of compensation practices for executives employed on the Las Vegas Strip. The amount and form of compensation paid to our named executive officers is a function of their prior positions within the industry and their anticipated roles and responsibilities within our organization. The compensation package for Mr. Kreeger was negotiated by Mr. Fancher on behalf of the Board to attract Mr. Kreeger to SLS Las Vegas. Mr. Kreeger was previously employed with a competitive compensation package that had to be taken into consideration by Mr. Fancher. Mr. Fancher also negotiated Mr. Frumusanu’s annual compensation on behalf of the Board in order to provide a competitive compensation package.

We do not believe that the Company’s compensation policies give rise to risks that are reasonably likely to have a material adverse effect on the Company. In this regard, the Company notes that:

•	the Company does not provide equity-based incentives;

•	the variable portions of compensation are designed to reward both annual performance and longer-term performance. We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to the Company’s long-term best interests; and

•	our compensation program contains provisions under which awards may be recouped or forfeited if the recipient has committed acts detrimental to the best interests of the Company.

The Company’s compensation policies and practices were evaluated to ensure that they do not encourage risk taking beyond the level of risk associated with the Company’s business model. For this purpose, the Company considered the growth and returns performance, and the time horizon of the Company’s overall investment; and compared them to the performance metrics and time horizon of the Company’s compensation policies and practices. Based on this assessment, the Company concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

Elements of Executive Compensation

Base Salary. The Company is a party to employment agreements with each of Mr. Kreeger and Mr. Frumusanu. The annual base salaries for Mr. Kreeger and Mr. Frumusanu were set at $600,000 and $200,000, respectively, pursuant to their employment agreements. During the term of their respective employment agreements, their annual base salaries may be increased by an amount determined by the Company in our sole and absolute discretion, but may not be decreased without an executive’s written consent. Per the employment agreements for Mr. Kreeger and Mr. Frumusanu, applicable annual base salaries amounts are paid in accordance with normal payroll practices of the Company. Mr. Oseland’s annual base salary prior to his leaving the Company was $540,450, pursuant to his employment agreement.

Differences in the base salary earned by each of our named executive officers are a function of the different positions held by these officers and are generally consistent with the salaries paid in respect of similar positions in the industry and Las Vegas market.

Annual Bonus. For 2014, Mr. Kreeger and Mr. Frumusanu were eligible to receive an annual incentive bonus in the sole discretion of the Board based on performance tied to certain financial metrics. For the year ended December 31, 2014, these targets were not achieved, and thus, Mr. Kreeger and Mr. Frumusanu, did not receive an annual bonus. Per his employment agreement, Mr. Oseland was entitled to a guaranteed annual bonus of $250,000 for 2014. In connection with is departure on December 31, 2014, Mr. Oseland received his full bonus for the year.

401(k) Savings Plan. In order to provide for retirement savings as part of the compensation package offered to eligible employees, a 401(k) plan is available to all named executive officers after six months of employment. Participants may defer eligible compensation, which generally includes total pay, but excludes fringe benefits. In addition, participants over the age of 50 may also make catch-up contributions. The Company does not make any matching contributions.

Fringe Benefits. Mr. Kreeger and Mr. Frumusanu are eligible to participate in all health, welfare, retirement, life insurance, disability, perquisite and similar plans, programs and arrangements generally available to employees of the Company from time to time. Mr. Kreeger is entitled to four weeks of paid time off during each 12-month period. Mr. Frumusanu is entitled to two weeks of paid time off during each 12-month period.

Executive Compensation Tables

The following tables and related discussion set forth compensation information for each of our named executive officers for services performed for us during 2014, the last completed fiscal year of the Company.

Summary Compensation Table for the Fiscal Year 2014

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us for the year ended December 31, 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)
Terrence E. Fancher Chief Executive Officer(1)	2014	—	—		—		—
	2013	—	—		—		—
	2012	—	—		—		—

Scott Kreeger President and Chief Operating Officer	2014	110,769	150,000	(2)	3,629	(3)	264,398
	2013	—	—		—		—
	2012	—	—		—		—

Gabriel Frumusanu Vice President of Finance	2014	175,961	—		20,791	(3)	196,752
	2013	46,731	8,380		14,430		69,541
	2012	—	—		—		—

Robert L. Oseland, II Former President and Chief Operating Officer	2014	539,555	2,354,775	(4)	72,757	(3)	2,967,087
	2013	515,000	250,000		20,791		785,791
	2012	500,000	250,000		20,791		770,791

(1)	Mr. Fancher does not receive any compensation from the Company in connection with his service as Chief Executive Officer.

(2)	Mr. Kreeger was paid a one-time sign-on bonus of $150,000 in connection with his commencement of employment on November 1, 2014.

(3)	With respect to Mr. Kreeger, the amounts in this column include (i) $3,357 in medical benefits; and (ii) $272 in life insurance premiums.

With respect to Mr. Frumusanu, the amounts in this column include (i) $20,143 in medical benefits; and (ii) $648 in life insurance premiums.

With respect to Mr. Oseland, the amounts in this column include (i) $20,143 in medical benefits; (ii) $648 in life insurance premiums; and (iii) $51,966 of accrued vacation payout.

(4)	Represents (i) a guaranteed bonus payable pursuant to Mr. Oseland’s employment agreement (Incentive Compensation clause) of $250,000; and (ii) a guaranteed additional bonus payable pursuant to Mr. Oseland’s employment agreement (Consolidation Payment clause) of $2,104,775.

Employment Agreements

Mr. Kreeger and Mr. Frumusanu are party to an employment agreement with the Company that governs the terms and conditions of their employment. Mr. Fancher is not subject to an employment agreement and does not receive any compensation from the Company.

Mr. Kreeger’s Employment Agreement

Term - We have entered into a 26-month employment agreement with Mr. Kreeger to serve as President and Chief Operating Officer. Mr. Kreeger commenced his duties on November 1, 2014. The initial term will automatically extend by one year if certain internally measured thresholds are achieved. If we and Mr. Kreeger do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason.

Mr. Frumusanu’s Employment Agreement

Term and Restrictive Covenants - We have entered into a three-year employment agreement with Mr. Frumusanu to serve as Vice President of Finance. Mr. Frumusanu commenced his duties on August 26, 2013. If we and Mr. Frumusanu do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason.

Severance — The severance provisions of each employment agreement with our named executive officers are discussed below:

Potential Payments upon Termination or Change in Control

The following presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2014. These amounts are intended to reflect the potential payments that would be payable as of December 31, 2014, based on the triggering events described herein, and do not necessarily represent amounts payable in the future.

Mr. Kreeger. Pursuant to his employment agreement, if the Company terminates Mr. Kreeger’s employment for any reason (other than for cause) or for no reason as of December 31, 2014, he would be eligible to receive cash severance equal to six months of annual base salary if he is terminated in connection with the expiration of his initial or extended term of employment (which totals $300,000), or twelve months of his annual base salary if he is terminated for any reason other than for cause or he terminates employment for “good reason” (as defined in his employment agreement) (which totals $600,000), payable in a lump sum. Additionally, if Mr. Kreeger resigned his position within thirty days of learning about the Company entering into a change in control transaction, Mr. Kreeger will receive the lesser of twelve months of his annual base salary or the base salary that otherwise would have been payable through the end of the term of employment (as of December 31, 2014, this would be $600,000). No payments will be made unless Mr. Kreeger executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Frumusanu. Pursuant to his employment agreement, if the Company terminates Mr. Frumusanu’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to three months of his annual base salary (which totals $50,000), payable in a lump sum. No payments will be made unless Mr. Frumusanu executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Oseland. Mr. Oseland’s last day of employment with the Company was December 31, 2014. Upon termination of his employment, Mr. Oseland did not become entitled to any severance payments.

Director Compensation

The Members of the Board do not receive any compensation for their service on the Board or any committee of the Board.

Compensation Committee

The Company has created a set of policies and procedures for determining compensation that is used to determine compensation for the majority of the Company’s employees. Additionally, the members of the Board, or its designees, will determine the compensation of the named executive officers on a case by case basis. Therefore, consistent with paragraph (e) (1) of Item 407 in Regulation S-K, the Company did not deem it necessary to create a formal compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of December 31, 2014 for (i) each person who owned beneficially more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities. The Limited Liability Company Agreement does not provide for units of membership. Each member owns 100% of the class of membership interests held by it as set forth below:

Name of Beneficial Owner	Percentage Ownership of Class A (Voting) Membership Interests	Percentage Ownership of Class B (Non-Voting) Membership Interests
Stockbridge/SBE Voteco Company, LLC(1)	100%	—
Stockbridge/SBE Intermediate Company, LLC(2)	—	100%
Terrence E. Fancher(1)(3)	—	—
Sam Bakhshandehpour (3)	—	—
Suzanne M. Hay(3)	—	—
Julia A. McCullough(3)	—	—
Scott Kreeger(3)	—	—
Gabriel Frumusanu(3)	—	—
Members of the Board and executive officers as a group (6 total)(1)	—	—

(1)	Stockbridge/SBE Voteco Company, LLC holds 100% of the Company’s Class A Membership Interests. Mr. Fancher is the sole member of Stockbridge/SBE Voteco Company, LLC and is the natural person who has sole voting and dispositive power with respect to the Class A Membership Interests. The business address of Stockbridge/SBE Voteco Company, LLC is 4 Embarcadero Center, Suite 3300, San Francisco, CA 94111 Attention: Terrence E. Fancher.
(2)	Stockbridge/SBE Intermediate Company, LLC holds 100% of the Company’s Class B Membership Interests, which have 100% of the economic interests in the Company, but do not have any voting rights. Stockbridge Fund II LV Investment LLC, Stockbridge Fund II D LV Investment LLC, Stockbridge Fund II E LV Investment LLC, Stockbridge Fund II Co-Investors LV Investment LLC and Stockbridge Fund III LV Investment, LLC (collectively, the “Stockbridge Funds”), SBE Las Vegas Holdings I, LLC and AREFIN Sahara Equity LLC constitute the members of Stockbridge/SBE Intermediate Company, LLC. Stockbridge/SBE Voteco Company, LLC is the sole manager of Stockbridge/SBE Intermediate Company, LLC and has sole dispositive power with respect to the Class B Membership Interests. Mr. Fancher, as sole member of Stockbridge/SBE Voteco Company, LLC, is the natural person who has sole dispositive power with respect to the Class B Membership Interests. The business address of Stockbridge/SBE Intermediate Company, LLC is 4 Embarcadero Center, Suite 3300, San Francisco, CA 94111 Attention: Terrence E. Fancher.
(3)	The business address of each of Mr. Fancher, Mr. Bakhshandehpour, Ms. Hay, Ms. McCullough, Mr. Kreeger and Mr. Frumusanu is c/o Stockbridge/SBE Investment Company, LLC, 2535 Las Vegas Boulevard South, Las Vegas, NV 89109.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Limited Liability Company Agreement of the Company provides that so long as the Senior Construction Facility and the Junior Construction Facility are outstanding, the Company must at all times maintain an arm’s length relationship with its affiliates and prohibits entry into transactions with its members or member’s affiliates except for affiliate agreements or otherwise in the ordinary course of its business and on terms which are intrinsically fair and no less favorable to it than would be obtained in a comparable arm’s-length transaction with an unrelated third party. The Company has instituted procedures to ensure compliance with this policy.

Refer to Note 8 in the accompanying notes to the consolidated financial statements for details of related party transactions.

Director Independence

Mr. Fancher, Mr. Nazarian and Mr. Bakhshandehpour are not independent directors, as determined under the rules of the New York Stock Exchange for listed companies. Ms. Hay and Ms. McCullough are independent directors, as determined under the Limited Liability Company Agreement, and as determined under the rules of the New York Stock Exchange for listed companies. However, Ms. Hay and Ms. McCullough are entitled to participate only in specified limited actions under the terms of the Limited Liability Company Agreement. See “Agreements Governing the Operation of the SLS Las Vegas – Limited Liability Company Agreement.” The Board does not have a separately designated nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PwC for the fiscal years ended December 31, 2014 and 2013 for the audit of our consolidated annual financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $0.6 million and $0.3 million, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by PwC during the fiscal years ended December 31, 2014 and 2013 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $17,000 and $0, respectively.

Tax Fees

The aggregate fees and expenses billed for tax compliance, tax advice and planning services by PwC during the years ended December 31, 2014 and 2013 were $0 for each of the respective periods.

All Other Fees

The aggregate fees and expenses billed for any other services by PwC during the years ended December 31, 2014 and 2013 were $0 for each of the respective periods.

Board Approval

The fees and services disclosed above for 2014 and 2013 were approved by the Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Members’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) List of Exhibits

Exhibit No.	Description

3.1†	Certificate of Formation, dated as of April 13, 2012, for Stockbridge/SBE Investment Company, LLC, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-12B filed on May 7, 2014.

3.2†	Limited Liability Company Agreement, dated as of May 2, 2012, for Stockbridge/SBE Investment Company, LLC, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-12G filed on July 31, 2014.

3.3†	First Amendment to Limited Liability Company Agreement, dated as of February 21, 2014, for Stockbridge/SBE Investment Company, LLC, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-12G filed on July 31, 2014.

3.4†	Second Amendment to Limited Liability Company Agreement, dated as of May 1, 2014, for Stockbridge/SBE Investment Company, LLC, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-12G filed on July 31, 2014.

10.1†#	Second Amended and Restated Management Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SBEHG Las Vegas I, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 21, 2014.

10.2†+	Employment Agreement, dated as of June 14, 2014, by and between SBEHG Las Vegas I, LLC, SB Gaming, LLC, Robert L. Oseland II, Stockbridge/SBE Holdings, LLC, Stockbridge Real Estate Fund III-A, LP and Stockbridge Real Estate Fund III-C, LP, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A filed on January 6, 2015.

10.3†#	Casino License Agreement, dated as of June 16, 2014, by and between Stockbridge/SBE Holdings, LLC and SB Gaming, LLC, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 21, 2014.

10.4†	Credit Agreement, dated as of May 2, 2012, by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, the other guarantors party thereto from time to time, the lenders party thereto, J.P. Morgan Securities LLC, KeyCorp Real Estate Capital Markets, Inc., and Union Gaming Advisors, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.5†	Amendment No. 1, dated as of January 31, 2013, to the Credit Agreement, dated as of May 2, 2012 by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, KeyCorp Real Estate Capital Markets, Inc. (as to Sections 1, 3 and 4 therein), and KeyBank National Association (as to Section 2 therein), incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.6†	Amendment No. 2, dated as of July 25, 2013, to the Credit Agreement, dated as of May 2, 2012 by and among Stockbridge/SBE Holdings, LLC, Stockbridge/SBE Investment Company, LLC, Stockbridge Real Estate Fund III-A, LP (as to Section 4 therein), Stockbridge Real Estate Fund III-C, LP (as to Section 4 therein), SBE Entertainment Group, LLC (as to Section 4 therein), KeyCorp Real Estate Capital Markets, Inc. (as to Sections 1, 3 and 4 therein), KeyBank National Association (as to Section 2 therein), and SLS Lender, LLC (as to Section 3(k) therein), incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.7†	Amendment No. 3, dated as of September 16, 2014, to the Credit Agreement, dated as of May 2, 2012 by and among Stockbridge/SBE Holdings, LLC, as Borrower, Stockbridge/SBE Investment Company, LLC, as Holdings, those certain Restricted Subsidiaries of the Borrower from time to time party thereto (together with Holdings, collectively, the “Guarantors”), the Lenders party thereto, J.P. Morgan Securities, LLC, as Lead Arranger, Syndication Agent and Sole Bookrunning Manager, KeyBank National Association, the successor by merger to Keycorp Real Estate Capital Markets, Inc., as administrative agent for the Lenders (in such capacity, the “Administrative Agent”) and as collateral agent for the Secured Parties (in such capacity, the “Collateral Agent”), and Union Gaming Advisors, LLC, as documentation agent, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.8†	Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC and SLS Lender, LLC, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.9†	Amendment No. 1, dated as of August 1, 2013, to the Loan Agreement, dated as of May 1, 2013 by and between Stockbridge/SBE Holdings, LLC and SLS Lender, LLC, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.10†	Amendment No. 2, dated as of September 16, 2014, to the Loan Agreement, dated as of May 1, 2013, by and between Stockbridge/SBE Holdings, LLC, as Borrower and SLS Lender, LLC, as Lender incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.11†	Non-Exclusive SLS Brand License Agreement (Affiliate Managed), dated as of April 1, 2011, by and between SBE Hotel Licensing, LLC and Stockbridge/SBE Holdings, LLC, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-12G filed on July 31, 2014.

10.12†	Loan Agreement, dated as of January 30, 2014, by and between Stockbridge/SBE Holdings, LLC and SLS Tranche 1 Lender, LLC, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.13†	Amendment No. 1, dated as of September 16, 2014, to the Loan Agreement, dated as of January 30, 2014, by and between Stockbridge/SBE Holdings, LLC, as Borrower, and SLS Tranche 1 Lender, LLC, as Lender, incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.14†	Employee Lease Agreement, dated as of June 16, 2014, by and among SBEHG Las Vegas I, LLC, SB Gaming, LLC and, solely as to Articles 9 and 18 thereof, Stockbridge/SBE Holdings, LLC, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-12G filed on July 31, 2014.

10.15†	$65,000,000 Credit Agreement dated as of September 16, 2014 among Stockbridge/SBE Holdings, LLC, as Borrower, Stockbridge/SBE Investment Company, LLC, as a guarantor, the Other Guarantors Party Hereto from Time to Time, as Guarantors, the Lenders Party Hereto and J.P. Morgan Securities LLC, as Lead Arranger and Sole Bookrunning Manager, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank and Union Gaming Advisors, LLC, as Documentation Agent, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on January 13, 2015.

10.16*	Amended and Restated Development Management Agreement, dated as of April 1, 2011, by and between Stockbridge/SBE Holdings, LLC and SBE Las Vegas Redevelopment I, LLC

10.17*	Agreement Between Owner and Contractor, dated as of February 5, 2013, by and between Stockbridge/SBE Holdings, LLC and PENTA Building Group, LLC

10.18*+	Employment Agreement, dated as of July 19, 2013, by and between SBEHG Las Vegas I, LLC and Gabriel Frumusanu

10.19*+	Employment Agreement, dated as of October 27, 2014, by and between SBEHG Las Vegas I, LLC, SB Gaming, LLC and Scott Kreeger

21.1†	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-12B filed on May 7, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32*	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101*	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

i. the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012;

ii. the consolidated balance sheets as of December 31, 2014 and 2013;

iii. The consolidated statements of changes in members’ equity (deficit) for the years ended December 31, 2014, 2013, and 2012;

iv. the consolidated statements of cash flows for the years ended December 31, 2014, 2013, and 2012; and

v. the notes to consolidated financial statements.

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.
†	Previously filed.
#	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stockbridge/SBE Investment Company, LLC

By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer

Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 31, 2015	By:	/s/ Terrence E. Fancher
Date		Terrence E. Fancher
Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2015	By:	/s/ Gabriel Frumusanu
Date		Gabriel Frumusanu
Vice President of Finance
(Principal Financial Officer and
Principal Accounting Officer)