Form 10-Q
period 2015-03-31
Stockbridge/SBE Investment Company, LLC
filed 2015-05-15
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

702-761-7000

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

The registrant’s Class A and Class B Membership Interests are not publicly traded. As of May 15, 2015, Stockbridge/SBE Voteco Company, LLC owns 100% of the Class A Membership Interests and Stockbridge/SBE Intermediate Company, LLC owns 100% of the Class B Membership Interests.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,943,527	$10,707,367
Restricted cash	3,496,566	4,422,142
Inventories	3,982,097	4,130,931
Accounts receivable, net	6,742,931	4,681,469
Prepaid expenses and other current assets	4,822,389	5,547,867

Total current assets	33,987,510	29,489,776
Restricted cash	2,000,000	14,093,801
Property and equipment, net (Note 8)	475,766,024	486,019,603
Development in progress (Note 8)	710,212	—
Deferred financing costs, net	54,335,887	57,677,024
Other assets (Note 8)	8,302,643	8,604,169

Total assets	$575,102,276	$595,884,373

Liabilities and Members’ Deficit
Current liabilities
Notes payable	$4,086,976	$4,330,355
Accounts payable and accrued expenses	31,891,038	37,568,636
Due to related parties, net (Note 8)	16,664,726	13,766,098

Total current liabilities	52,642,740	55,665,089
Notes payable	5,108,720	6,133,249
Loans payable	572,500,000	552,000,000
Other long-term liabilities	33,584,235	35,503,969

Total liabilities	663,835,695	649,302,307
Commitments and contingencies (Note 10)
Members’ deficit	(88,733,419)	(53,417,934)

Total liabilities and members’ deficit	$575,102,276	$595,884,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Casino	$9,119,984	$—
Hotel	13,594,444	—
Food and beverage	15,773,745	—
Retail and other	1,246,264	6,406

Gross revenues	39,734,437	6,406
Less: promotional allowances	(2,402,738)	—

Net revenues	37,331,699	6,406

Operating expenses
Casino (Note 8)	8,238,039	—
Hotel (Note 8)	7,230,140	—
Food and beverage (Note 8)	18,402,878	—
Retail and other (Note 8)	572,243	—
Provision for doubtful accounts	548,473	—
General and administrative (Note 8)	15,832,570	805,425
Corporate (Note 8)	850,519	—
Pre-opening (Note 8)	—	6,692,075
Management fees (Note 8)	1,110,552	161,468
Depreciation and amortization	9,937,368	304,719
(Gain) loss on disposal of property and equipment	(231)	15,917

Total operating expenses	62,722,551	7,979,604

Operating loss	(25,390,852)	(7,973,198)

Other income (expense)
Loss on early retirement of debt	—	(21,875,324)
Interest income	1,793	28,416
Interest expense, net of capitalized interest	(9,926,426)	(5,765,120)

Total other expense	(9,924,633)	(27,612,028)

Net loss	$(35,315,485)	$(35,585,226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(35,315,485)	$(35,585,226)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,937,368	304,719
Amortization of deferred financing costs	4,031,137	1,980,578
(Gain) loss on disposal of property and equipment	(231)	15,917
Loss on early retirement of debt	—	21,875,324
Provision for doubtful accounts	548,473	—
Prepayment premium on early retirement of debt	—	(15,000,000)
Changes in operating assets and liabilities
Accounts receivable, net	(2,609,935)	(23,238)
Inventories	148,834	—
Prepaid expenses and other current assets	725,478	(618,622)
Other assets	301,526	4,053
Accounts payable and accrued expenses	2,423,165	2,452,431
Due to related parties, net	2,836,129	1,694,050
Other long-term liabilities	844,050	582,375

Net cash used in operating activities	(16,129,491)	(22,317,639)

Cash flows from investing activities
Proceeds from disposal of property and equipment	—	26,600
Purchases of property and equipment	(8,089,811)	(1,433,596)
Payments for development in progress	(647,713)	(51,444,519)
Decrease in restricted cash	13,019,377	11,500,254

Net cash provided by (used in) investing activities	4,281,853	(41,351,261)

Cash flows from financing activities
Contributions from member	—	5,000,000
Payments for financing costs	(3,148,295)	(667,321)
Proceeds from loans payable	20,500,000	158,000,000
Payments on loans payable	—	(100,000,000)
Payments on notes payable	(1,267,907)	—

Net cash provided by financing activities	16,083,798	62,332,679

Net increase (decrease) in cash and cash equivalents	4,236,160	(1,336,221)
Cash and cash equivalents, beginning of period	10,707,367	2,583,776

Cash and cash equivalents, end of period	$14,943,527	$1,247,555

Supplemental cash flow disclosure
Cash paid during the period for interest, net of interest capitalized	$5,620,468	$4,746,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities
Amounts included in due to related parties, net capitalized to development in progress	$62,499	$—
Amounts included in due to related parties, net capitalized to property and equipment, net	$1,300,000	$—
Amounts included in accounts payable and accrued expenses capitalized to development in progress	$—	$36,395,891
Amounts included in accounts payable and accrued expenses capitalized to deferred financing costs, net	$11,659,014	$8,853,006
Amounts included in accounts payable and accrued expenses capitalized to property and equipment, net	$1,004,336	$14,906
Amounts included in other long-term liabilities capitalized to deferred financing costs, net	$31,218,903	$18,293,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

Stockbridge Fund II Co-Investors LV Investment, LLC (the “Co-Investors Fund”); Stockbridge Fund II LV Investment, LLC, Stockbridge Fund II D LV Investment, LLC, Stockbridge Fund II E LV Investment, LLC and Stockbridge Fund III LV Investment, LLC (“Stockbridge Fund III”) (collectively, “Stockbridge”), all Delaware limited liability companies; SBE Las Vegas Holdings I, LLC (“SBE”), a Delaware limited liability company; and AREFIN Sahara Equity LLC (“AREA”) are the members of Intermediateco. As of March 31, 2015 and 2014, Stockbridge and SBE own 90% and 10%, respectively, of Intermediateco. AREA holds no economic interest in Intermediateco.

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

As of March 31, 2015, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for the three months ended March 31, 2015 and 2014. Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 up to a maximum of $40,000,000 to enable the Company to pay its obligations as they become due.

On May 1, 2015, Holdings entered into a credit agreement with Mesa West LV SA, LLC. The proceeds provided for under the agreement were used to repay the Senior Construction Facility and the Revolving Credit Facility in full. Refer to Note 11 for additional details of this refinancing that occurred subsequent to the reporting period.

The Company has initiated certain actions to increase revenues and reduce expenses in order to improve the results of operations, and the Company intends to initiate further actions in 2015 to improve profitability. However, there can be no assurance that such actions will be effective. There is no assurance that Stockbridge Fund III will provide capital contributions subsequent to December 31, 2015.

2.	Summary of Significant Accounting Policies

The preparation of the unaudited interim condensed consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, expenses and certain financial statement disclosures. Actual results may differ from these estimates.

The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 and balance sheet as of March 31, 2015 included herein are unaudited, but in our opinion, include all adjustments (which consist of only normal recurring adjustments) necessary to make a fair statement of the financial position at March 31, 2015 and the results of operations and the cash flows for the periods presented herein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full fiscal year.

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States has been omitted pursuant to such rules or regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2015.

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Holdings, SB Gaming and Nav-Strip, LLC (“Nav-Strip”).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company classifies highly liquid investments with maturities of three months or less from the date acquired as cash and cash equivalents.

Restricted Cash

The Company classifies cash that is restricted for specific purposes and is unavailable for general use as restricted cash. Pursuant to the Construction Facilities, the net proceeds were deposited into lender and lender related accounts and have been included in restricted cash in the accompanying condensed consolidated balance sheets. In addition, the Company is required to establish and maintain debt service reserves for its loans payable (Note 7). The debt service reserves have also been included in restricted cash in the accompanying condensed consolidated balance sheets. A portion of restricted cash is classified as a noncurrent asset because it will primarily be used to fund the Renovation Project. Additionally, cash posted as collateral for letters of credit issued in favor of the Company are classified as restricted cash.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	15 - 39 years
Furniture, fixtures and equipment	2 - 7 years
Leasehold improvements	Lease term

Development in Progress

The Company’s capitalization policy for development projects is guided by ASC Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate – General. The capitalized costs include pre-construction costs essential to the Renovation Project, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the Renovation Project are capitalized as part of the cost of the project. Due to the market conditions in Las Vegas, the Renovation Project was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the Renovation Project improved subsequent to the Closure, and management determined that it would be appropriate to recommence the Renovation Project in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21,286,363 to development in progress in the accompanying condensed consolidated balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the Renovation Project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding. For the three months ended March 31, 2015 and 2014, interest of $0 and $2,423,005, respectively, was capitalized.

Upon the Opening of the Property, the assets comprising development in progress were put into service and the capitalization period ceased. The Company transferred the development in progress balance to the applicable classes of property and equipment in the accompanying condensed consolidated balance sheets and began to record depreciation and amortization for these assets.

The Company initiated additional projects in the current period that resulted in a development in progress balance of $710,212 at March 31, 2015. These projects consisted of replacing furniture and flooring in selected food and beverage venues, as well as, additional development to the system that manages the Company’s customer relationships.

Long-Lived Assets

In accordance with the guidance in ASC Topic 360-10 (“ASC 360-10”), Property, Plant and Equipment, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flow, before interest, the Company would recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment was recognized, the reduced carrying amount of the asset would be accounted for as its new cost. Generally, fair values are estimated using a discounted cash flow, direct capitalization or market comparison analysis. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur, which would affect the recorded carrying amounts of the long-lived assets.

As of March 31, 2015 and December 31, 2014, no events or changes in circumstances were identified which would indicate that the carrying value of the long-lived assets was not fully recoverable. Accordingly, no impairment was recorded for the three months ended March 31, 2015 and the year ended December 31, 2014.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the related debt arrangements.

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

The Company accrues points expected to be earned for goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. As of March 31, 2015 and December 31, 2014, the Company had accrued $155,524 and $103,848, respectively, for the estimated cost of providing these benefits, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The estimated departmental cost of providing promotional allowances for the three months ended March 31, 2015 and 2014, which are included primarily in casino operating expenses, are as follows:

	March 31,
	2015	2014
Hotel	$456,644	$—
Food and beverage	896,141	—
Retail and other	18,180	—

	$1,370,965	$—

Advertising Costs

Costs for advertising are expensed as incurred. For the three months ended March 31, 2015 and 2014, advertising costs totaling $290,242 and $0, respectively, are included in casino expenses, $612,706 and $0, respectively, are included in hotel expenses, $683,590 and $0, respectively, are included in food and beverage expenses, $1,035,475 and $0, respectively, are included in general and administrative expenses and $0 and $495,846, respectively, are included in pre-opening expenses.

Pre-Opening Expenses

The Company accounts for costs incurred in the pre-opening phase of new ventures in accordance with accounting standards regarding start-up activities. Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred.

Income Taxes

Prior to 2012, Holdings had elected to be taxed as a partnership for federal and state tax purposes. Taxable income or loss of Holdings flowed through to the initial members of Holdings (the “Initial Holdings Members”) and was reported on the Initial Holdings Members’ individual income tax returns. On May 2, 2012, the Company became the sole member of Holdings, thereby making Holdings a disregarded entity for federal and state income tax purposes. The Company, as a wholly owned subsidiary of Intermediateco, is treated as a disregarded entity for federal and state income tax purposes. Accordingly, no provision for federal and state income taxes is reflected in the accompanying condensed consolidated financial statements.

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

The Company values its debt periodically, using indicative pricing from market information (Level 2 inputs). The fair value of debt can be affected by, among other things, the availability of capital, interest rates and inflation rates. As a result, determining the fair value involves subjective assumptions and estimates. As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s Senior Construction Facility, the Revolving Credit Facility and the Notes Payable approximated their fair value.

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

Additionally, the allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on an analysis of the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and the Company applies standard reserve percentages to aged account balances under the specified dollar amount. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change.

Reclassifications

For the three months ended March 31, 2014, we have reclassified certain operating expenses on the Company’s condensed consolidated statements of operations to conform to current period presentations. These reclassifications had no effect on previously reported net loss.

Such reclassifications include our presentation of pre-opening expenses on the condensed consolidated statements of operations. Historically, all pre-opening expenses of the Company had been included in general and administrative expenses in the condensed consolidated statements of operations. Effective September 30, 2014, we are presenting pre-opening costs as a separate line item on the condensed consolidated statements of operations and have reclassified amounts in the prior period statements to conform to current period presentations.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity’s ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity’s ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management’s plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.

In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs be reported as a deduction of the face amount of the related debt (rather than as an asset) and that the amortization of debt issuance costs continue to be reported as interest expense. The amendments do not affect the guidance on the recognition and measurement of debt issuance costs. The guidance will be required to be applied on a retrospective basis and will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

3.	Accounts Receivable, Net

Accounts receivable, net consist of the following:

	March 31, 2015	December 31, 2014
Casino	$2,998,342	$1,604,000
Hotel	2,948,581	2,958,464
Other	1,800,529	896,826

	7,747,452	5,459,290
Less: allowance for doubtful accounts	(1,004,521)	(777,821)

Total accounts receivable, net	$6,742,931	$4,681,469

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid expenses	$4,467,534	$5,082,355
Other current assets	354,855	465,512

Total prepaid expenses and other current assets	$4,822,389	$5,547,867

Prepaid expenses as of March 31, 2015 and December 31, 2014 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other current assets as of March 31, 2015 and December 31, 2014 consist primarily of advance deposits relating to restaurants and retail management agreements and other security deposits.

5.	Property and Equipment, Net

Property and equipment, net consist of the following:

	March 31, 2015	December 31, 2014
Land and improvements	$82,684,620	$82,760,900
Building and improvements	246,354,102	245,827,513
Furniture, fixtures and equipment	170,638,817	172,862,866
Leasehold improvements	76,768	—

Total property and equipment	499,754,307	501,451,279
Less: accumulated depreciation	(23,988,283)	(15,431,676)

Property and equipment, net	$475,766,024	$486,019,603

Depreciation of $9,937,368 and $304,719 was incurred during the three months ended March 31, 2015 and 2014, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Deferred financing costs	$11,659,014	$11,353,524
Property and equipment	1,004,336	9,410,589
Chip liability	517,062	442,461
Other	18,710,626	16,362,062

Total accounts payable and accrued expenses	$31,891,038	$37,568,636

7.	Loans and Notes Payable

Loans and notes payable consist of the following:

	March 31, 2015	December 31, 2014
Senior Construction Facility	$150,000,000	$150,000,000
Junior Construction Facility	400,000,000	398,000,000
Revolving Credit Facility	22,500,000	4,000,000

Total loans payable	572,500,000	552,000,000
Notes payable	9,195,696	10,463,604
Less: current portion	(4,086,976)	(4,330,355)

Total long term loans and notes payable	$577,608,720	$558,133,249

Senior Construction Facility

On May 2, 2012, the Company secured the Senior Construction Facility and entered into an escrow and security agreement (the “Escrow Agreement”) with KeyCorp. The Company paid a closing fee equal to 5.00% of the stated principal amount of the Senior Construction Facility totaling $15,000,000, which has been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. The net proceeds of the Senior Construction Facility of $285,000,000 were deposited into an escrow account (the “Escrow Account”) administered by KeyCorp to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 through the Junior Construction Facility by November 2, 2012, with an option to extend this date for an additional period of three months. On November 1, 2012, the Company exercised its extension option and deposited $9,966,667 into the Escrow Account representing interest due on the Senior Construction Facility through February 3, 2013.

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

On January 30, 2014, the Company, using restricted cash, prepaid an additional $100,000,000 of the Senior Construction Facility, reducing the balance to $150,000,000 and paid a prepayment premium equal to 15.00% of the principal repaid, totaling $15,000,000, which is included in loss on early retirement of debt in the condensed consolidated statements of operations.

On September 16, 2014, the Company entered into a third amendment to the Senior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

The use of proceeds to make repayments or pay prepayment premiums do not qualify as disbursements under the Senior Construction Facility. The First Disbursement (as defined in the Senior Construction Facility loan documents) under the Senior Construction Facility occurred on July 29, 2014. As of March 31, 2015 the undrawn portion of the Senior Construction Facility was $2,585,363.

Junior Construction Facility

The Junior Construction Facility lenders have raised the Junior Construction Facility through the EB-5 Program, which allows foreign citizens to obtain green cards and permanent residence status upon the satisfaction of certain requirements stemming from investments which create jobs for U.S. citizens and legal residents. Such investments may be made in a lender that provides debt financing for a project that creates jobs, which is the model used for the Renovation Project. The Property is located in a targeted employment area, as defined by the USCIS. Accordingly, each investor is required to make an investment of at least $500,000 in the lender that provides debt financing to the Renovation Project. Pursuant to the EB-5 Program, investors are required to file a petition for a temporary green card (“I-526 Petition”) with the USCIS and invest in a new commercial enterprise. Pursuant to the terms of the EB-5 offerings, the funds associated with investors that have filed I-526 Petitions become available to the Company upon the approval of at least 23 I-526 Petitions by the USCIS.

The Company worked with American Dream Fund, LLC (including its affiliates, “ADF”) and Pan-America Business Consulting Limited (including its affiliates, “PABC”, and collectively with ADF, the “EB-5 Agents”) to raise two tranches of EB-5 capital up to a maximum of $200,000,000 each (respectively, “EB-5 Tranche 2 Facility” for ADF and “EB-5 Tranche 1 Facility” for PABC).

During the year ended December 31, 2013, the EB-5 Tranche 2 Facility lender, via a special purpose entity, completed the EB-5 Tranche 2 Facility fundraising equal to $200,000,000 of capital. As of March 31, 2015 and December 31, 2014, the Company had drawn the entire $200,000,000 from the EB-5 Tranche 2 Facility (“EB-5 Tranche 2 Loan”). The EB-5 Tranche 2 Loan bears interest at 0.50% and matures on August 1, 2018, subject to two one-year extension options.

As of March 31, 2015, the EB-5 Tranche 1 Facility lender, via a special purpose entity, had raised $200,000,000 for the EB-5 Tranche 1 Facility. As of March 31, 2015 and December 31, 2014, the Company has drawn $198,000,000 from the EB-5 Tranche 1 Facility (“EB-5 Tranche 1 Loan”, and collectively with the EB-5 Tranche 2 Loan, the “EB-5 Loans”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying condensed consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 1 Loan bears interest at 0.50% and matures on January 30, 2019, subject to a one-year extension option.

On September 16, 2014, the Company entered into amendments of the Junior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

For the three months ended March 31, 2015 and 2014, the Company incurred interest relating to the EB-5 Loans totaling $490,139 and $212,376, respectively, which has been included in interest expense in the accompanying condensed consolidated statements of operations. As of March 31, 2015, interest payable in respect of the EB-5 Loans totaling $1,526,406 and $510,222 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, interest payable in respect of the EB-5 Loans totaling $1,283,767 and $362,722 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. The EB-5 Loans are collateralized by a subordinated mortgage interest in the Renovation Project.

Commencing in 2013, the Company incurred certain percentage fees on a per annum basis based upon the balances outstanding on the EB-5 Loans as well as a result of the EB-5 Agents achieving certain fundraising goals that are payable directly or indirectly by the Company. The fees include the following:

(i) The Company incurred certain percentage fees based upon the balance outstanding of the EB-5 Loans for the EB-5 Agents’ administration of the EB-5 Loans totaling $1,744,722 and $659,209 for the three months ended March 31, 2015 and 2014, respectively, which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2015, fees payable to the EB-5 Agents totaling $252,222 and $1,634,000 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, fees payable to the EB-5 Agents totaling $441,315 and $891,500 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(ii) The Company incurred certain percentage fees based upon the balance outstanding under the EB-5 Loans for migration agent services totaling $0 and $11,421,056 for the three months ended March 31, 2015 and 2014, respectively, which have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. As of March 31, 2015, fees payable totaled $11,019,014 and $31,218,903 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, fees payable totaled $11,343,424 and $33,982,688 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(iii) The EB-5 Agents earn one-time fees based on the aggregate amount of EB-5 Loans raised (“Success Fees”). Success Fees totaling $40,000 and $385,000 for the three months ended March 31, 2015 and 2014, respectively, were earned by the EB-5 Agents and have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, $40,000 and $0, respectively, were payable to the EB-5 Agents and have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Additionally, the Company incurs fees for advisory services for the EB-5 Loans. For the three months ended March 31, 2015 and the year ended December 31, 2014, fees totaling $0 and $300,000, respectively, were paid and have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. Henceforth, the Company will incur fees for additional advisory services to manage the Junior Construction Facility, which will be expensed as incurred.

Revolving Credit Facility

On September 16, 2014, Holdings entered into the Revolving Credit Agreement arranged by J.P. Morgan and administered by JPM Chase Bank, which provides for a $65,000,000 senior secured Revolving Credit Facility. The Revolving Credit Facility is scheduled to mature on September 30, 2018 or, if the Senior Construction Facility has not been refinanced in full prior to November 2, 2016 with indebtedness maturing later than December 31, 2018, on November 2, 2016. Additionally, the Company is subject to certain covenants pursuant to the Revolving Credit Facility, including certain financial covenants with an initial measurement date of September 30, 2015.

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

Advances under the Revolving Credit Facility will bear interest generally, at an annual rate of either (i) the JPM Chase Bank prime rate plus an applicable margin; or (ii) the applicable LIBOR plus an applicable margin. As of March 31, 2015, the amount outstanding was subject to an interest rate of 4.68%. Additionally, the Company will pay a commitment fee for the unutilized portion of the Revolving Credit Facility. As of March 31, 2015, the unutilized portion was subject to a 1.00% commitment fee.

The Revolving Credit Facility is senior to the Senior Construction Facility and Junior Construction Facility. Any borrowings under the Revolving Credit Facility in excess of $22,500,000 require the consent of the lenders of the Senior Construction Facility and Junior Construction Facility. As of March 31, 2015, $22,500,000 of the Revolving Credit Facility was outstanding.

Notes Payable

In October 2013, the Company entered into a provider contract and equipment payment and security agreement with KT Corporation for the construction of various interactive media displays throughout the Property. The agreement was subsequently amended in July 2014. The total amended contract price was $13,597,699, of which $1,336,770 was paid on November 27, 2013, and the remainder is to be paid in 12 equal quarterly installments commencing on September 30, 2014. The outstanding principal balance of the contract price bears interest at a fixed rate equal to 9.50% per annum. As of March 31, 2015 and December 31, 2014, $9,195,696 and $10,217,441, respectively, of the note payable was outstanding, of which $4,086,976, has been included in current notes payable and $5,108,720 and $6,130,465, respectively, have been included in long-term notes payable in the accompanying condensed consolidated balance sheets.

Refinancing of the Senior Construction Facility and the Revolving Credit Facility

On May 1, 2015, Holdings entered into a credit agreement with Mesa West LV SA, LLC. The proceeds provided for under the agreement were used to repay the Senior Construction Facility and the Revolving Credit Facility in full. Refer to Note 11 for additional details of this refinancing that occurred subsequent to the reporting period.

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

For the three months ended March 31, 2015 and 2014, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $1,110,552 and $0, respectively, which have been included in management fees in the accompanying condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, $937,082 and $858,029, respectively, was payable to SBEHG.

For the three months ended March 31, 2015 and 2014, SBEHG incurred payroll-related costs on behalf of the Company totaling $25,773,128 and $3,535,085, respectively. As of March 31, 2015 and December 31, 2014, payroll-related expenses of $11,693,409 and $10,360,332, respectively, were payable to SBEHG.

SBE Las Vegas Redevelopment I, LLC

On April 1, 2011, the Company entered into a development management agreement (the “Development Management Agreement”) with SBE Las Vegas Redevelopment I, LLC (the “Development Manager”), an affiliate of the Company, to manage the Renovation Project. Pursuant to the Development Management Agreement, the Company is required to pay development management fees totaling $10,873,000, payable in monthly installments of $300,000. Significant revisions to and increases in the scope of the Renovation Project will result in an increase in fees due under the Development Management Agreement equal to 2.00% of the increase in project costs. For the three months ended March 31, 2015 and 2014, the Company incurred development management fees totaling $0 and $900,000, respectively, which have been capitalized to property and equipment in 2014 in the accompanying condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, no amounts were payable to the Development Manager related to the fees due under the Development Management Agreement. After the opening of the Property in August 2014, no additional monthly installments were required.

For the three months ended March 31, 2015 and 2014, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $0 and $111,362, respectively. As of March 31, 2015 and December 31, 2014, $0 were payable to the Development Manager.

Stockbridge

For the three months ended March 31, 2015 and 2014, the Company incurred costs totaling $378,317 and $361,226, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $0 and $161,468, respectively, have been included in management fees and $378,317 and $0, respectively, have been included in corporate expenses in the accompanying condensed consolidated statements of operations, $0 and $199,758, respectively, have been included in development in progress in the accompanying condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, $3,036,330 and $2,725,961, respectively, was payable to Stockbridge.

SBE

For the three months ended March 31, 2015 and 2014, the Company incurred costs totaling $1,381,064 and $961,510, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $0 and $843,510, respectively, have been included in pre-opening expenses, $120,053 and $0, respectively, have been included in corporate expenses and $1,198,512 and $0, respectively, have been included in other operating expenses in the accompanying condensed consolidated statements of operations, $62,499 and $118,000, respectively, have been included in development in progress in the accompanying condensed consolidated balance sheets. As of March 31, 2015, $997,905 was payable to SBE. As of December 31, 2014, there was a $178,224 net receivable from SBE. As SBEHG is a subsidiary of SBE, this net receivable is netted with the payable to SBEHG in the accompanying condensed consolidated balance sheets.

9.	Employee Benefit Plans

Multi-Employer Defined Benefit Pension Plans

The Company contributes to two multi-employer defined benefit pension plans (the “Plans”) for union employees. For the periods ended March 31, 2015 and 2014, contributions totaled $288,708 and $15,495, respectively. The Company’s policy is to fund this expense as incurred.

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

In 2011, the Company recorded a liability of $905,781 related to the IATSE claim. For the three months ended March 31, 2015 and 2014, the Company made payments, including interest, totaling $49,661, related to the IATSE claim. As of March 31, 2015 and December 31, 2014, $356,666 and $400,345, respectively, was payable to IATSE, of which $135,559 and $133,286, respectively, have been included in accounts payable and accrued expenses and $221,107 and $267,059, respectively, have been included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

On April 8, 2015, the Company drew down $556,384 of restricted cash from the Senior Construction Facility.

On April 15, 2015, the Company drew down $858,951 of restricted cash from the Senior Construction Facility and $1,000,000 under the EB-5 Tranche 1 Loan.

On April 20, 2015, Stockbridge made a capital contribution to the Company totaling $1,800,000 to be used for operations of the Property.

On April 30, 2015, Stockbridge made a capital contribution to the Company totaling $3,500,000 to be used for operations of the Property.

On May 1, 2015, Holdings, entered into a credit agreement with Mesa West LV SA, LLC (the “Lender”), for a total amount of $185,000,000 (the “Loan”). The Loan is comprised of an initial funding amount of $162,500,000 and a future advance revolving amount of $22,500,000, all of which has been fully funded as of May 1, 2015. The proceeds of the Loan were used to repay the principal amount outstanding under the Senior Construction Facility, of $150,000,000, and the balance due on the Revolving Credit Facility, of $22,500,000, among other things. The Loan will mature in four years and bears an interest rate of LIBOR plus 8.00%, with a minimum interest rate of 8.50%. The Lender may accelerate the maturity date of the Loan upon the occurrence of certain conditions, as set forth in the credit agreement. The Loan is secured by a first priority lien on all the assets of Holdings and the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto, and other financial information included in this Form 10-Q.

Special Note Regarding Forward Looking Statements

Certain matters contained in this Quarterly Report on Form 10-Q include forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. In some cases, forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this Quarterly Report on Form 10-Q. Many of the factors that will determine these results are beyond our ability to control or predict.

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

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this Quarterly Report on Form 10-Q. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in “Item 1A. Risk Factors” from the Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

The following table presents condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Net revenues	$37,332	$6	$37,326	N/M	*
Operating expenses	62,723	7,979	54,744	N/M
Operating loss	(25,391)	(7,973)	(17,418)	N/M
Loss on early retirement of debt	—	(21,875)	21,875	N/M
Interest income	2	28	(26)	N/M
Interest expense, net of capitalized interest	(9,926)	(5,765)	(4,161)	N/M
Net loss	(35,315)	(35,585)	270	N/M

*	Not Meaningful

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The Property’s operations for the three months ended March 31, 2015 have no comparisons to the three months ended March 31, 2014 as we were solely in our construction and pre-opening stage during that period.

Revenues

Our revenues for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Revenues:
Casino	$9,120	$—	$9,120	N/A
Hotel	13,595	—	13,595	N/A
Food and beverage	15,774	—	15,774	N/A
Retail and other	1,246	6	1,240	N/M

Gross revenues	39,735	6	39,729	N/M
Less: promotional allowances	(2,403)	—	(2,403)	N/A

Net revenues	$37,332	$6	$37,326	N/M

Casino revenues were approximately $9.1 million for the three months ended March 31, 2015 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging THE CODE program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $13.6 million for the three months ended March 31, 2015. In 2014, we signed a franchise agreement with Hilton Worldwide Holdings, Inc. (“Hilton”), which provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $15.8 million for the three months ended March 31, 2015 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $1.2 million for the three months ended March 31, 2015 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the three months ended March 31, 2015 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $2.4 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended March 31, 2015 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Operating expenses:
Casino	$8,238	$—	$8,238	N/A
Hotel	7,230	—	7,230	N/A
Food and beverage	18,403	—	18,403	N/A
Retail and other	572	—	572	N/A
Provision for doubtful accounts	548	—	548	N/A
General and administrative	15,833	805	15,028	N/M
Corporate	851	—	851	N/A
Pre-opening	—	6,692	(6,692)	N/M
Management fees	1,111	161	950	N/M
Depreciation and amortization	9,937	305	9,632	N/M
Loss on disposal of property and equipment	—	16	(16)	N/M

Total operating expenses	$62,723	$7,979	$54,744	N/M

Operating expenses in the three months ended March 31, 2015 include direct departmental expenses not present in the corresponding 2014 period. During the three months ended March 31, 2015, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, and depreciation and amortization, amongst other items.

Casino expenses totaled $8.2 million for the three months ended March 31, 2015 and primarily included payroll expenses, costs of patron complimentaries, and gaming taxes and licenses.

Hotel expenses totaled $7.2 million for the three months ended March 31, 2015 and primarily included payroll expenses.

Food and beverage expenses totaled $18.4 million for the three months ended March 31, 2015 and primarily included cost of goods sold, payroll expenses related to the operation of the restaurants, nightlife and bars, and entertainer-related costs associated with nightlife.

Retail and other expenses totaled $0.6 million for the three months ended March 31, 2015 and primarily included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $15.8 million for the three months ended March 31, 2015 and primarily included payroll expenses, financing related expenses, legal and consulting expenses, insurance, utilities, taxes and marketing and advertising expenses. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaled $0.9 million for the three months ended March 31, 2015 and primarily included expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses decreased by $6.7 million over the same period in 2014 as a result of the opening of the Property on August 23, 2014. Pre-opening expenses totaled $6.7 million for the three months ended March 31, 2014 and primarily included payroll expenses, legal and consulting expenses, insurance, utilities, taxes and advertising and marketing expenses which are expensed as incurred.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Management fees totaled $1.1 million, which was an increase of $1.0 million compared to the three months ended March 31, 2014. The increase was attributable to the opening of the Property on August 23, 2014.

Depreciation and amortization totaled $9.9 million, which was an increase of $9.6 million compared to the three months ended March 31, 2014. The increase was attributable to a majority of the assets being placed into service upon the opening of the Property on August 23, 2014.

Loss on Early Retirement of Debt

On January 30, 2014, the Company, using restricted cash, prepaid an additional $100.0 million of the Senior Construction Facility, reducing the balance to $150.0 million and paid a prepayment premium equal to 15.00% of the principal repaid, totaling $15.0 million. As a result, the Company wrote off an additional $6.9 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $21.9 million are presented on the condensed consolidated statements of operations as loss on early retirement of debt.

Interest Expense, Net of Capitalized Interest

Interest expense totaled $9.9 million for the three months ended March 31, 2015 as compared to $5.8 million for the three months ended March 31, 2014. The increase of $4.1 million in interest expense, net of capitalized interest, is primarily the result of the cessation of capitalized interest and an increase to the outstanding balance of loans payable subsequent to March 31, 2014. The

Property opened on August 23, 2014, at which time the Company ceased capitalizing interest to development costs. During the three months ended March 31, 2015 and 2014, the Company capitalized interest of $0 and $2.4 million, respectively, to development costs. Additionally, the loans payable balance subject to interest expense increased $64.5 million to $572.5 million as of March 31, 2015 from $508 million as of March 31, 2014.

Non-U.S. GAAP Measures — EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are used by management as the primary measures of operating performance of SLS Las Vegas. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, loss from asset impairment, and corporate expenses.

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. Management has presented EBITDA and Adjusted EBITDA information as supplemental disclosures to the reported GAAP measures because it believes that these measures are widely used to assess operating performance in the gaming and hospitality industry. Certain items excluded from EBITDA and Adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
(Unaudited — In thousands)	2015	2014
Net loss	$(35,315)	$(35,585)
Interest expense, net of capitalized interest	9,926	5,765
Interest income	(2)	(28)
Loss on early retirement of debt	—	21,875
Depreciation and amortization	9,937	305

EBITDA	(15,454)	(7,668)
Corporate expenses	851	—
Pre-opening expenses	—	6,692

Adjusted EBITDA	$(14,603)	$(976)

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with certain covenants contained in the Construction Facilities and the Revolving Credit Facility.

The following table presents condensed consolidated statements of cash flows data for each of the periods indicated:

Liquidity (Unaudited – in thousands)	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(16,129)	$(22,318)
Net cash provided by (used in) investing activities	4,282	(41,351)
Net cash provided by financing activities	16,084	62,333

Net increase (decrease) in cash and cash equivalents	$4,237	$(1,336)

As of March 31, 2015, we had $14.9 million in available cash and cash equivalents.

Cash Flows – Operating Activities

The net cash used in operating activities during the three months ended March 31, 2015 and 2014 represents net loss adjusted for certain operations-related non-cash items and changes in operating assets and liabilities. The decrease in cash used in operating activities for the three months ended March 31, 2015 as compared with the same period in 2014 is primarily due to a prepayment premium of $15.0 million for the Senior Construction Facility that was paid during the three months ended March 31, 2014 offset by an increase in operating expenses during the three months ended March 31, 2015 as a result of the Opening.

Cash Flows – Investing Activities

During the three months ended March 31, 2015 and 2014, investing cash flows consisted primarily of expenditures related to development in progress and property and equipment, and changes in restricted cash. Cash paid for development in progress and property and equipment decreased from $52.9 million during the three months ended March 31, 2014 to $8.7 million during the three months ended March 31, 2015 as a result of the completion of the ongoing renovation of the Property.

Cash Flows – Financing Activities

During the three months ended March 31, 2015, financing cash flows consisted primarily of borrowings under our Junior Construction Facility and Revolving Credit Facility. For the three months ended March 31, 2015, the Company borrowed $2.0 million from the Junior Construction Facility and $18.5 million from the Revolving Credit Facility. During the three months ended March 31, 2014, financing cash flows consisted primarily of borrowings under our Junior Construction Facility, prepayment of the Senior Construction Facility and contributions from members. For the three months ended March 31, 2014, the Company received contributions from members totaling $5.0 million, borrowed $158.0 million from the Junior Construction Facility, and prepaid $100.0 million of the Senior Construction Facility.

External Sources of Liquidity

As of March 31, 2015, the Company held cash and cash equivalents of $14.9 million and restricted cash of $5.5 million. The restricted cash comprises primarily the undrawn proceeds from the Senior Construction Facility as well as the undrawn portion of the Junior Construction Facility. As of March 31, 2015, the Company has raised $200.0 million of capital from the EB-5 Tranche 2 Loan and has drawn down $200.0 million; and the Company has raised approximately $200.0 million of capital from the EB-5 Tranche 1 Loan and has drawn down $198.0 million. On September 16, 2014, the Company also closed on the Revolving Credit Facility under which the Company may draw up to $22.5 million (or up to $65 million subject to certain consents). As of March 31, 2015, $22.5 million has been drawn down.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those expenditures that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay final construction costs of the SLS Las Vegas, to meet post-opening operational costs and to pay financing costs. We expect our short-term liquidity requirements to be approximately $55.0 million.

As of March 31, 2015, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for the three months ended March 31, 2015 and 2014. Stockbridge Fund III has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 up to a maximum of $40,000,000 to enable the Company to pay its obligations as they become due.

On May 1, 2015, Holdings entered into a credit agreement with Mesa West LV SA, LLC. The proceeds provided for under the agreement were used to repay the Senior Construction Facility and the Revolving Credit Facility in full. Refer to Note 11 for additional details of this refinancing that occurred subsequent to the reporting period.

The Company has initiated certain actions to increase revenues and reduce expenses in order to improve the results of operations, and the Company intends to initiate further actions in 2015 to improve profitability of the Company. However, there can be no assurance that such actions will be effective. There is no assurance that Stockbridge Fund III will provide capital contributions subsequent to December 31, 2015.

Long-Term Liquidity Requirements

We generally consider our long-term liquidity requirements to consist of those expenditures that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to finance ongoing operational costs and to pay financing costs.

We intend to satisfy our long-term liquidity requirements with funding from operating cash flows generated by the SLS Las Vegas, although we cannot assure that operating cash flows will be sufficient. Holdings will be required to generate sufficient cash flow to pay the current interest due on the outstanding borrowings under the Senior Construction Facility. Since the interest rate for the Senior Construction Facility is based on a spread to LIBOR, the Company will have a variable interest obligation that may cause volatility in our cash flows. In addition, Holdings will be required to generate sufficient cash flow to pay the current interest on the outstanding borrowings under the Junior Construction Facility and the Revolving Credit Facility. Because the SLS Las Vegas is a new property, we do not have a history of operations and we cannot predict whether our cash flow will be sufficient to meet our needs.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2015.

There were no newly identified significant accounting estimates during the three months ended March 31, 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to related disclosure within Note 2 to our condensed consolidated financial statements included in Item 1 — Notes to the Condensed Consolidated Financial Statements (unaudited) in this quarterly report on Form 10-Q.

Contractual Obligations and Commitments

As of March 31, 2015, there had been no material changes to our contractual obligations and commitments, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2014. Subsequent to the reporting period, on May 1, 2015, the Company refinanced the Senior Construction Facility and the Revolving Credit Facility. Refer to related disclosure within Note 11 to our condensed consolidated financial statements included in Item 1 — Notes to the Condensed Consolidated Financial Statements (unaudited) in this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Senior Construction Facility has a minimum interest rate that would not be increased due to a 1.0% increase in interest rates. The Revolving Credit Facility also has a variable rate with no minimum interest rate. As of March 31, 2015, an increase in market rates of interest by 1.0% would increase our annual interest expense by $225,000.

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

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Holdings is currently a party to litigation arising in the ordinary course of business. In the opinion of management, all pending legal matters will not have a material effect on the business, financial position or results of operations of Holdings or the Company.

Item 1A.	Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 31, 2015, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Vice President of Finance pursuant to Rule 13a-14(a)/15d-14(a)

32*	Certification of Chief Executive Office and Vice President of Finance pursuant to 18 U.S.C. Section 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL):

i. the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014;

ii. the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014;

iii. the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014; and

iv. the notes to condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stockbridge/SBE Investment Company, LLC

May 15, 2015	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By:	/s/ Gabriel Frumusanu
Gabriel Frumusanu Vice President of Finance
(Principal Financial Officer)