Form 10-Q
period 2015-06-30
Stockbridge/SBE Investment Company, LLC
filed 2015-08-14
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant’s Class A and Class B Membership Interests are not publicly traded. As of August 14, 2015, Stockbridge/SBE Voteco Company, LLC owns 100% of the Class A Membership Interests and Stockbridge/SBE Intermediate Company, LLC owns 100% of the Class B Membership Interests.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,426,461	$10,707,367
Restricted cash	2,627,060	4,422,142
Inventories	3,764,571	4,130,931
Accounts receivable, net	4,745,187	4,681,469
Prepaid expenses and other current assets	3,746,917	5,547,867

Total current assets	27,310,196	29,489,776
Restricted cash	11,000,000	14,093,801
Property and equipment, net (Note 8)	464,605,098	486,019,603
Development in progress (Note 8)	241,057	—
Deferred financing costs, net	44,030,828	57,677,024
Other assets (Note 8)	8,449,020	8,604,169

Total assets	$555,636,199	$595,884,373

Liabilities and Members’ Deficit
Current liabilities
Notes payable	$4,086,976	$4,330,355
Accounts payable and accrued expenses	27,583,478	37,568,636
Due to related parties, net (Note 8)	14,397,355	13,766,098

Total current liabilities	46,067,809	55,665,089
Notes payable	4,086,976	6,133,249
Loans payable	580,973,535	552,000,000
Other long-term liabilities	33,748,770	35,503,969

Total liabilities	664,877,090	649,302,307
Commitments and contingencies (Note 10)
Members’ deficit	(109,240,891)	(53,417,934)

Total liabilities and members’ deficit	$555,636,199	$595,884,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Casino	$9,468,667	$—	$18,588,651	$—
Hotel	13,142,942	—	26,737,386	—
Food and beverage	16,001,472	—	31,775,217	—
Retail and other	1,285,557	9,640	2,531,821	16,046

Gross revenues	39,898,638	9,640	79,633,075	16,046
Less: promotional allowances	(2,973,179)	—	(5,375,917)	—

Net revenues	36,925,459	9,640	74,257,158	16,046

Operating expenses
Casino (Note 8)	8,755,014	—	16,993,053	—
Hotel (Note 8)	6,458,952	—	13,689,092	—
Food and beverage (Note 8)	21,737,997	—	40,140,875	—
Retail and other (Note 8)	628,145	—	1,200,388	—
Provision for doubtful accounts	1,164,548	—	1,713,021	—
General and administrative (Note 8)	16,156,500	1,390,795	31,989,070	2,196,219
Corporate (Note 8)	852,693	—	1,703,212	—
Pre-opening (Note 8)	—	11,327,486	—	18,019,560
Management fees (Note 8)	1,112,161	170,658	2,222,713	332,126
Depreciation and amortization	11,100,510	352,342	21,037,878	657,060
Loss on disposal of property and equipment	68,469	—	68,238	15,917

Total operating expenses	68,034,989	13,241,281	130,757,540	21,220,882

Operating loss	(31,109,530)	(13,231,641)	(56,500,382)	(21,204,836)

Other income (expense)
Loss on early retirement of debt	(8,653,978)	—	(8,653,978)	(21,875,324)
Interest income	263	21,896	2,056	50,308
Interest expense, net of capitalized interest	(8,901,929)	(5,738,847)	(18,828,355)	(11,504,030)

Total other expense	(17,555,644)	(5,716,951)	(27,480,277)	(33,329,046)

Net loss	$(48,665,174)	$(18,948,592)	$(83,980,659)	$(54,533,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(83,980,659)	$(54,533,882)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,037,878	657,060
Amortization of deferred financing costs and discount	7,741,444	4,816,915
Loss on disposal of property and equipment	68,238	15,917
Loss on early retirement of debt	8,653,978	21,875,324
Provision for doubtful accounts	1,713,021	—
Prepayment premium on early retirement of debt	—	(15,000,000)
Changes in operating assets and liabilities
Accounts receivable, net	(1,776,739)	48,654
Inventories	366,360	—
Prepaid expenses and other current assets	1,800,950	(2,678,225)
Other assets	155,149	43,939
Accounts payable and accrued expenses	(652,946)	1,036,026
Due to related parties, net	808,180	2,882,161
Other long-term liabilities	1,802,591	622,163

Net cash used in operating activities	(42,262,555)	(40,213,948)

Cash flows from investing activities
Proceeds from disposal of property and equipment	190,000	26,600
Purchases of property and equipment	(9,410,184)	(2,480,140)
Payments for development in progress	—	(167,587,264)
Decrease in restricted cash	4,888,883	141,919,652

Net cash used in investing activities	(4,331,301)	(28,121,152)

Cash flows from financing activities
Contributions from member	28,157,702	5,000,000
Contributions repaid to member	—	(5,000,000)
Payments for financing costs	(7,991,748)	(3,720,503)
Proceeds from loans payable	202,936,647	184,500,000
Payments on loans payable	(172,500,000)	(100,500,000)
Payments on notes payable	(2,289,651)	(17,724)

Net cash provided by financing activities	48,312,950	80,261,773

Net increase in cash and cash equivalents	1,719,094	11,926,673
Cash and cash equivalents, beginning of period	10,707,367	2,583,776

Cash and cash equivalents, end of period	$12,426,461	$14,510,449

Supplemental cash flow disclosure
Cash paid during the period for interest, net of interest capitalized	$8,998,551	$7,020,240

Stockbridge/SBE Investment Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities
Amounts included in due to related parties, net capitalized to development in progress	$—	$37,210
Amounts included in due to related parties, net capitalized to property and equipment, net	$1,123,077	$—
Amounts included in accounts payable and accrued expenses capitalized to development in progress	$—	$36,521,964
Amounts included in accounts payable and accrued expenses capitalized to deferred financing costs, net and discount	$11,131,905	$10,283,999
Amounts included in accounts payable and accrued expenses capitalized to property and equipment, net	$299,997	$165,503
Amounts included in other long-term liabilities capitalized to deferred financing costs, net and discount	$30,424,987	$33,535,069
Amortization of prepaid expenses capitalized to development in progress	$—	$163,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockbridge/SBE Investment Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

Stockbridge/SBE Investment Company, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on April 13, 2012 for the purpose of investing in Stockbridge/SBE Holdings, LLC (“Holdings”), a Delaware limited liability company, the owner of the property formerly known as Sahara Hotel and Casino in Las Vegas, Nevada (the “Property” or the “SLS Las Vegas”).

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

Stockbridge Fund II Co-Investors LV Investment, LLC; Stockbridge Fund II LV Investment, LLC, Stockbridge Fund II D LV Investment, LLC, Stockbridge Fund II E LV Investment, LLC and Stockbridge Fund III LV Investment, LLC (“Stockbridge Fund III”) (collectively, “Stockbridge”), all Delaware limited liability companies; SBE Las Vegas Holdings I, LLC (“SBE”), a Delaware limited liability company; and AREFIN Sahara Equity LLC (“AREA”) are the members of Intermediateco. As of June 30, 2015 and December 31, 2014, Stockbridge and SBE own 90% and 10%, respectively, of Intermediateco. AREA holds no economic interest in Intermediateco.

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

Acquisition of the Property

On August 1, 2007, Holdings acquired the Property (the “Acquisition”) for total consideration of $354,269,478, inclusive of closing costs. The Property provided certain gaming and lodging amenities (the “Casino and Hotel Operations”), which were managed by various parties under certain management or lease agreements. Holdings had planned to renovate and reposition the Property (the “Renovation Project”); however, in August 2009, the Renovation Project was suspended due to the market conditions in Las Vegas. Holdings ceased the Casino and Hotel Operations on May 16, 2011 and closed the Property (the “Closure”). In connection with the Closure, management determined that it would be appropriate to recommence the Renovation Project in September 2011.

Historically, the Company has not generated sufficient cash flows from operations to meet its obligations and has met these operating shortfall requirements principally with contributions from Stockbridge and SBE. On May 2, 2012, the Company secured a $300,000,000 senior construction facility (the “Senior Construction Facility”) (Note 7) that was arranged by J.P. Morgan Securities, LLC (“J.P. Morgan”). The net proceeds of the Senior Construction Facility were deposited into an escrow account administered by KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”), to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 of additional construction financing (the “Junior Construction Facility”) (Note 7). In February 2013, the Company negotiated an early construction start date and deposited $24,361,631 into an escrow account administered by KeyCorp to be used to finance the first six months of construction, while the Junior Construction Facility fundraising was completed (Note 7). The Senior Construction Facility and Junior Construction Facility are collectively the “Construction Facilities”. Additionally, on September 16, 2014, Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) arranged by J.P. Morgan and administered by JPMorgan Chase Bank, N.A. (“JPM Chase Bank”), which provided for up to $65,000,000 through a senior secured revolving credit facility (the “Revolving Credit Facility”) (Note 7).

As of June 30, 2015, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for the six months ended June 30, 2015 and 2014. As of June 30, 2015, Stockbridge Fund III has funded capital contributions totaling $28,157,702, and has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 to enable the Company to pay its obligations as they become due.

On May 1, 2015, Holdings and Mesa West LV SA, LLC (“Mesa”) entered into a credit agreement (the “Mesa Credit Facility” and the “Mesa Revolving Credit Facility”, collectively, the “Mesa Facilities”). The proceeds provided for under the agreement were used to repay the Senior Construction Facility and the Revolving Credit Facility in full (Note 7).

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

The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 and balance sheet as of June 30, 2015 included herein are unaudited, but in our opinion, include all adjustments (which consist of only normal recurring adjustments) necessary to make a fair statement of the financial position as of June 30, 2015 and the results of operations and the cash flows for the periods presented herein. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full fiscal year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company classifies highly liquid investments with maturities of three months or less from the date acquired as cash and cash equivalents.

Restricted Cash

The Company classifies cash that is restricted for specific purposes and is unavailable for general use as restricted cash. Pursuant to the Junior Construction Facility, the net proceeds were deposited into lender and lender-related accounts and have been included in restricted cash in the accompanying condensed consolidated balance sheets. In addition, the Company is required to establish and maintain general, property tax, and property insurance escrow accounts in relation to the Mesa Credit Facility (Note 7). These escrow account balances have also been included in restricted cash in the accompanying condensed consolidated balance sheets. A portion of restricted cash is classified as a noncurrent asset because the general escrow account is required to be maintained through the end of the term of the Mesa Credit Facility and a portion of the restricted cash is held for future draws on the Junior Construction Facility (Note 7). Additionally, cash posted as collateral for letters of credit issued in favor of the Company are classified as restricted cash.

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

Development in Progress

The Company’s capitalization policy for development projects is guided by ASC Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate – General. The capitalized costs include pre-construction costs essential to the Renovation Project, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the Renovation Project are capitalized as part of the cost of the project. Due to the market conditions in Las Vegas, the Renovation Project was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the Renovation Project improved subsequent to the Closure, and management determined that it would be appropriate to recommence the Renovation Project in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21,286,363 to development in progress in the accompanying condensed consolidated balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the Renovation Project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding. For the three months ended June 30, 2015 and 2014, interest of $0 and $2,371,130, respectively, was capitalized. For the six months ended June 30, 2015 and 2014, interest of $0 and $4,794,135, respectively, was capitalized.

Upon the Opening of the Property, the assets comprising development in progress were put into service and the capitalization period ceased. The Company transferred the development in progress balance to the applicable classes of property and equipment in the accompanying condensed consolidated balance sheets and began to record depreciation and amortization for these assets.

The Company initiated additional projects in the current period that resulted in a development in progress balance of $241,057 as of June 30, 2015. These projects mainly consisted of additional development to the system that manages the Company’s customer relationships.

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

As of June 30, 2015 and December 31, 2014, no events or changes in circumstances were identified which would indicate that the carrying value of the long-lived assets was not fully recoverable. Accordingly, no impairment was recorded for the three and six months ended June 30, 2015 and the year ended December 31, 2014.

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

The Company accrues points expected to be earned for goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. As of June 30, 2015 and December 31, 2014, the Company had accrued $196,024 and $103,848, respectively, for the estimated cost of providing these benefits, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The estimated departmental cost of providing promotional allowances, which are included primarily in casino operating expenses, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Hotel	$601,496	$—	$1,058,141	$—
Food and beverage	1,030,153	—	1,926,295	—
Retail and other	12,059	—	30,239	—

	$1,643,708	$—	$3,014,675	$—

Advertising Costs

Costs for advertising are expensed as incurred. For the three months ended June 30, 2015 and 2014, advertising costs totaling $212,963 and $0, respectively, are included in casino expenses, $451,062 and $0, respectively, are included in hotel expenses, $711,694 and $0, respectively, are included in food and beverage expenses, $1,719,912 and $0, respectively, are included in general and administrative expenses, $125,510 and $0, respectively, are included in corporate expenses and $0 and $817,627, respectively, are included in pre-opening expenses. For the six months ended June 30, 2015 and 2014, advertising costs totaling $503,204 and $0, respectively, are included in casino expenses, $1,063,769 and $0, respectively, are included in hotel expenses, $1,395,284 and $0, respectively, are included in food and beverage expenses, $2,755,387 and $0, respectively, are included in general and administrative expenses, $125,510 and $0, respectively, are included in corporate expenses and $0 and $1,313,473, respectively, are included in pre-opening expenses.

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

The Company values its debt periodically, using indicative pricing from market information (Level 2 inputs). The fair value of debt can be affected by, among other things, the availability of capital, interest rates and inflation rates. As a result, determining the fair value involves subjective assumptions and estimates. As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s Senior Construction Facility, the Revolving Credit Facility, the Mesa Credit Facility, the Mesa Revolving Credit Facility and the Notes Payable approximated their fair value.

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

Reclassifications

For the three and six months ended June 30, 2014, we have reclassified certain operating expenses on the Company’s condensed consolidated statements of operations to conform to current period presentations. These reclassifications had no effect on previously reported net loss.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. According to the original update in May 2014, the guidance will be required to be applied on a retrospective basis, using one of two methodologies, and was effective for fiscal years beginning after December 15, 2016, with early application not being permitted. In July 2015, the FASB voted to defer the effective date by one year to fiscal years beginning after December 15, 2017 and allow entities to apply the standard as of the original effective date. The Company is currently assessing the impact that the guidance will have on the Company’s financial condition and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity’s ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity’s ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management’s plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016. The Company is currently assessing the impact that the guidance will have, if any, on the Company’s financial condition and results of operations.

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

3.	Accounts Receivable, Net

Accounts receivable, net consist of the following:

	June 30, 2015	December 31, 2014
Casino	$3,699,300	$1,604,000
Hotel	1,858,095	2,958,464
Other	1,241,308	896,826

	6,798,703	5,459,290
Less: allowance for doubtful accounts	(2,053,516)	(777,821)

Total accounts receivable, net	$4,745,187	$4,681,469

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid expenses	$3,384,643	$5,082,355
Other current assets	362,274	465,512

Total prepaid expenses and other current assets	$3,746,917	$5,547,867

Prepaid expenses as of June 30, 2015 and December 31, 2014 consist primarily of expenses relating to entertainment, insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other current assets as of June 30, 2015 and December 31, 2014 consist primarily of advance deposits relating to restaurants and retail management agreements and other security deposits.

5.	Property and Equipment, Net

Property and equipment, net consist of the following:

	June 30, 2015	December 31, 2014
Land and improvements	$84,664,760	$82,760,900
Building and improvements	246,131,955	245,827,513
Furniture, fixtures and equipment	168,861,336	172,862,866

Total property and equipment	499,658,051	501,451,279
Less: accumulated depreciation	(35,052,953)	(15,431,676)

Property and equipment, net	$464,605,098	$486,019,603

Depreciation of $11,100,510 and $352,342 was incurred during the three months ended June 30, 2015 and 2014, respectively; and, $21,037,878 and $657,060, incurred during the six months ended June 30, 2015 and 2014, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Deferred financing costs	$11,131,905	$11,353,524
Property and equipment	299,997	9,410,589
Current interest	3,082,173	1,392,633
Chip liability	375,948	442,461
Other	12,693,455	14,969,429

Total accounts payable and accrued expenses	$27,583,478	$37,568,636

7.	Loans and Notes Payable

Loans and notes payable consist of the following:

	June 30, 2015	December 31, 2014
Senior Construction Facility	$—	$150,000,000
Mesa Credit Facility (net of unamortized discount of $4,026,465)	158,473,535	—
Junior Construction Facility	400,000,000	398,000,000
Revolving Credit Facility	—	4,000,000
Mesa Revolving Credit Facility	22,500,000	—

Total loans payable	580,973,535	552,000,000
Notes payable	8,173,952	10,463,604

Total loans and notes payable	589,147,487	562,463,604
Less: current portion	(4,086,976)	(4,330,355)

Total long term loans and notes payable	$585,060,511	$558,133,249

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

The Senior Construction Facility bore interest at London Interbank Offered Rate (“LIBOR”) plus 11.00%, with a minimum interest rate of 13.00% and would have matured on the earlier of (i) May 2, 2017 or (ii) six months prior to the maturity date of the Junior Construction Facility. Additionally, the Company was subject to certain covenants pursuant to the Senior Construction Facility, including certain financial covenants with an initial measurement date of September 30, 2015.

On May 1, 2015, Holdings entered into an agreement with Mesa to refinance the Senior Credit Facility and the Revolving Credit Facility (the “Refinancing”). Subsequent to the Refinancing, the Senior Construction Facility and the Revolving Credit Facility were paid in full and the related restrictive financial covenants were eliminated. The Refinancing resulted in a loss on early retirement of debt totaling $8,653,978, which was included in the accompanying condensed consolidated statements of operations. This loss consisted of unamortized deferred finance costs and fees paid directly to or on behalf of the lenders of the Senior Construction Facility and the Revolving Credit Facility related to the Refinancing.

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

During the year ended December 31, 2013, the EB-5 Tranche 2 Facility lender, via a special purpose entity, completed the EB-5 Tranche 2 Facility fundraising equal to $200,000,000 of capital. As of December 31, 2014, the Company had drawn the entire $200,000,000 from the EB-5 Tranche 2 Facility (“EB-5 Tranche 2 Loan”). The EB-5 Tranche 2 Loan bears interest at 0.50% and matures on August 1, 2018, subject to two one-year extension options.

As of June 30, 2015, the EB-5 Tranche 1 Facility lender, via a special purpose entity, had raised $200,000,000 for the EB-5 Tranche 1 Facility. As of June 30, 2015, the Company has drawn $199,000,000 from the EB-5 Tranche 1 Facility (“EB-5 Tranche 1 Loan”, and collectively with the EB-5 Tranche 2 Loan, the “EB-5 Loans”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying condensed consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 1 Loan bears interest at 0.50% and matures on January 30, 2019, subject to a one-year extension option.

On September 16, 2014, the Company entered into amendments of the Junior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

For the three months ended June 30, 2015 and 2014, the Company incurred interest relating to the EB-5 Loans totaling $496,655 and $349,245, respectively, and, $986,794 and $561,621, respectively, during the six months ended June 30, 2015 and 2014, which has been included in interest expense in the accompanying condensed consolidated statements of operations. As of June 30, 2015, interest payable in respect of the EB-5 Loans totaling $1,771,741 and $761,542 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, interest payable in respect of the EB-5 Loans totaling $1,283,767 and $362,722 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. The EB-5 Loans are collateralized by a subordinated mortgage interest in the Renovation Project.

Commencing in 2013, the Company incurred certain percentage fees on a per annum basis based upon the balances outstanding on the EB-5 Loans as well as a result of the EB-5 Agents achieving certain fundraising goals that are payable directly or indirectly by the Company. The fees include the following:

(i) The Company incurred certain percentage fees based upon the balance outstanding of the EB-5 Loans for the EB-5 Agents’ administration of the EB-5 Loans totaling $1,760,722 and $994,479 for the three months ended June 30, 2015 and 2014, respectively, and, $3,505,444 and $1,653,687, respectively, during the six months ended June 30, 2015 and 2014, which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2015, fees payable to the EB-5 Agents totaling $248,431 and $2,387,958 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, fees payable to the EB-5 Agents totaling $441,315 and $891,500 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(ii) The Company incurred certain percentage fees based upon the balance outstanding under the EB-5 Loans for migration agent services totaling $134,750 and $18,432,111 for the three months ended June 30, 2015 and 2014, respectively, and $134,750 and $29,853,168, respectively, for the six months ended June 30, 2015 and 2014, which have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. As of June 30, 2015, fees payable totaled $11,072,680 and $28,574,897 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, fees payable totaled $11,343,424 and $33,982,688 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(iii) The EB-5 Agents earn one-time fees based on the aggregate amount of EB-5 Loans raised (“Success Fees”). Success Fees totaling $0 and $520,000 for the three months ended June 30, 2015 and 2014, respectively, and $40,000 and $4,065,000, respectively, for the six months ended June 30, 2015 and 2014, were earned by the EB-5 Agents and have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, $20,000 and $0, respectively, were payable to the EB-5 Agents and have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Additionally, the Company incurs fees for advisory services for the EB-5 Loans. For the six months ended June 30, 2015 and the year ended December 31, 2014, fees totaling $0 and $300,000, respectively, were paid and have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. Henceforth, the Company will incur fees for additional advisory services to manage the Junior Construction Facility, which will be expensed as incurred.

Revolving Credit Facility

On September 16, 2014, Holdings entered into the Revolving Credit Agreement arranged by J.P. Morgan and administered by JPM Chase Bank, which provides for a $65,000,000 senior secured Revolving Credit Facility. The Revolving Credit Facility was scheduled to mature on September 30, 2018 or, if the Senior Construction Facility had not been refinanced in full prior to November 2, 2016 with indebtedness maturing later than December 31, 2018, on November 2, 2016. Additionally, the Company was subject to certain covenants pursuant to the Revolving Credit Facility, including certain financial covenants with an initial measurement date of September 30, 2015.

Proceeds from the Revolving Credit Facility were used by Holdings to finance ongoing working capital and general corporate needs. All amounts owing under the Revolving Credit Facility were collateralized by a first priority security interest in all assets of Holdings, the Company and SB Gaming under a security agreement, dated as of September 16, 2014, among Holdings, the Company, SB Gaming and JPM Chase Bank. All obligations under the Revolving Credit Agreement were also guaranteed by the Company and SB Gaming.

Advances under the Revolving Credit Facility bore interest generally, at an annual rate of either (i) the JPM Chase Bank prime rate plus an applicable margin; or (ii) the applicable LIBOR plus an applicable margin. Additionally, the unutilized portion was subject to a 1.00% commitment fee.

The Revolving Credit Facility was senior to the Senior Construction Facility and Junior Construction Facility. Any borrowings under the Revolving Credit Facility in excess of $22,500,000 would have required the consent of the lenders of the Senior Construction Facility and Junior Construction Facility.

On May 1, 2015, the Holdings entered into an agreement with Mesa to refinance the Senior Credit Facility and the Revolving Credit Facility (the “Refinancing”). Subsequent to the Refinancing, the Senior Construction Facility and the Revolving Credit Facility were paid in full and the related restrictive financial covenants were eliminated. The Refinancing resulted in a loss on early retirement of debt totaling $8,653,978, which was included in the accompanying condensed consolidated statements of operations. This loss consisted of unamortized deferred finance costs and fees paid directly to or on behalf of the lenders of the Senior Construction Facility and the Revolving Credit Facility related to the Refinancing.

Mesa Credit Facility and Mesa Revolving Credit Facility

On May 1, 2015, Holdings, entered into a credit agreement with Mesa, for a total amount of $185,000,000. This amount is comprised of an initial funding amount of $162,500,000, the Mesa Credit Facility, and a future advance revolving amount of $22,500,000, the Mesa Revolving Credit Facility, all of which has been fully funded as of May 1, 2015. The proceeds from the Mesa Facilities were used to repay the principal amount outstanding under the Senior Construction Facility of $150,000,000, the balance due on the Revolving Credit Facility of $22,500,000, and partially to fund the escrow accounts required under the Mesa Facilities. The Mesa Facilities will mature on May 1, 2019, subject to a one-year extension option, and bear an interest rate of LIBOR plus 8.00%, with a minimum LIBOR of 0.50%. The Mesa Facilities are secured by a first priority lien on all the assets of Holdings and the Company and are senior to the Junior Construction Facility.

At any given time, the unutilized portion of the Mesa Revolving Credit Facility is subject to a 0.50% revolving commitment fee. As of June 30, 2015, $162,500,000 and $22,500,000 of the Mesa Credit Facility and the Mesa Revolving Credit Facility, respectively, were outstanding.

Notes Payable

In October 2013, the Company entered into a provider contract and equipment payment and security agreement with KT Corporation for the construction of various interactive media displays throughout the Property. The agreement was subsequently amended in July 2014. The total amended contract price was $13,597,699, of which $1,336,770 was paid on November 27, 2013, and the remainder is to be paid in 12 equal quarterly installments commencing on September 30, 2014. The outstanding principal balance of the contract price bears interest at a fixed rate equal to 9.50% per annum. As of June 30, 2015 and December 31, 2014, $8,173,952 and $10,217,441, respectively, of the note payable was outstanding, of which $4,086,976, has been included in current notes payable and $4,086,976 and $6,130,465, respectively, have been included in long-term notes payable in the accompanying condensed consolidated balance sheets.

8.	Related Party Transactions

SBEHG Las Vegas I, LLC

On August 1, 2007, Holdings entered into a management agreement (the “Hotel Management Agreement”) with SBEHG Las Vegas I, LLC (“SBEHG” or the “Hotel Operator”), a subsidiary of SBE, to operate the hotel, food and beverage facilities and retail facilities, including performing the accounting, cash management, budgeting, operational, sales, advertising, legal, personnel and purchasing functions. Holdings agreed to pay a hotel management fee, an incentive personnel payment and an asset management fee to SBEHG. On June 16, 2014, Holdings entered into a second amended and restated Hotel Management Agreement (“Amended Hotel Management Agreement”). The Amended Hotel Management Agreement provides for a monthly base fee in arrears based on 2.00% of the Net Operating Revenues (as defined in the Amended Hotel Management Agreement) derived from the immediately preceding month. The agreement also provides an annual incentive fee payable in arrears, depending on levels of Gross Operating Profit (as defined in the Amended Hotel Management Agreement) generated by the Property. In addition, Holdings will be charged monthly for certain centralized services provided by the Hotel Operator and reimbursable expenses incurred by the Hotel Operator, as defined in the Amended Hotel Management Agreement. The Amended Hotel Management Agreement provides for a ten-year term, which commenced on the effective date of June 16, 2014, and continues until the tenth anniversary of the opening date. The Amended Hotel Management Agreement may be terminated (a) by mutual written consent of the parties or (b) in accordance with the terms of the Amended Hotel Management Agreement.

For the three months ended June 30, 2015 and 2014, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $1,112,161 and $0, respectively, which have been included in management fees in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $2,222,713 and $0, respectively, which have been included in management fees in the accompanying condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, $1,187,654 and $858,029, respectively, was payable to SBEHG.

For the three months ended June 30, 2015 and 2014, SBEHG incurred payroll-related costs on behalf of the Company totaling $25,716,821 and $5,196,652, respectively. For the six months ended June 30, 2015 and 2014, SBEHG incurred payroll-related costs on behalf of the Company totaling $51,489,949 and $8,731,737, respectively. As of June 30, 2015 and December 31, 2014, payroll-related expenses of $9,767,735 and $10,360,332, respectively, were payable to SBEHG.

SBE Las Vegas Redevelopment I, LLC

On April 1, 2011, the Company entered into a development management agreement (the “Development Management Agreement”) with SBE Las Vegas Redevelopment I, LLC (the “Development Manager”), an affiliate of the Company, to manage the Renovation Project. Pursuant to the Development Management Agreement, the Company is required to pay development management fees totaling $10,873,000, payable in monthly installments of $300,000. Significant revisions to and increases in the scope of the Renovation Project will result in an increase in fees due under the Development Management Agreement equal to 2.00% of the increase in project costs. For the three months ended June 30, 2015 and 2014, the Company incurred development management fees totaling $0 and $900,000, respectively, which have been capitalized to property and equipment in 2014 in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2015 and 2014, the Company incurred development management fees totaling $0 and $1,800,000, respectively, which have been capitalized to property and equipment in 2014 in the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, no amounts were payable to the Development Manager related to the fees due under the Development Management Agreement. After the opening of the Property in August 2014, no additional monthly installments were required.

For the three months ended June 30, 2015 and 2014, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $0 and $172,313, respectively. For the six months ended June 30, 2015 and 2014, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $0 and $283,675, respectively. As of June 30, 2015 and December 31, 2014, $0 were payable to the Development Manager.

Stockbridge

For the three months ended June 30, 2015 and 2014, the Company incurred costs totaling $500,734 and $624,915, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $0 and $170,658, respectively, have been included in management fees, $500,734 and $0, respectively, have been included in corporate expenses and $0 and $108,679, respectively, have been included in pre-opening expenses in the accompanying condensed consolidated statements of operations, $0 and $345,578, respectively, have been included in development in progress in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2015 and 2014, the Company incurred costs totaling $885,876 and $986,141, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $0 and $332,126, respectively, have been included in management fees, $885,876 and $0, respectively, have been included in corporate expenses and $0 and $108,679, respectively, have been included in pre-opening expenses in the accompanying condensed consolidated statements of operations, $0 and $545,336, respectively, have been included in development in progress in the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, $2,902,898 and $2,725,961, respectively, was payable to Stockbridge.

For the three and six months ended June 30, 2015 and 2014, Stockbridge made capital contributions to the Company totaling $28,157,702 and $0, respectively.

SBE

For the three months ended June 30, 2015 and 2014, the Company incurred costs totaling $237,265 and $1,184,471, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $0 and $1,136,395, respectively, have been included in pre-opening expenses, $153,374 and $0, respectively, have been included in corporate expenses and $83,891 and $0, respectively, have been included in other operating expenses in the accompanying condensed consolidated statements of operations, and $0 and $48,076, respectively, have been included in development in progress in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2015 and 2014, the Company incurred costs totaling $1,618,329 and $2,145,980, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $0 and $1,979,905, respectively, have been included in pre-opening expenses, $266,007 and $0, respectively, have been included in corporate expenses and $1,352,322 and $0, respectively, have been included in other operating expenses in the accompanying condensed consolidated statements of operations, and $0 and $166,076, respectively, have been included in development in progress in the accompanying condensed consolidated balance sheets. As of June 30, 2015, $539,068 was payable to SBE. As of December 31, 2014, there was a $178,224 net receivable from SBE. As SBEHG is a subsidiary of SBE, this net receivable is netted with the amounts payable to SBEHG in the accompanying condensed consolidated balance sheets.

9.	Employee Benefit Plans

Multi-Employer Defined Benefit Pension Plans

The Company contributes to two multi-employer defined benefit pension plans (the “Plans”) for union employees. For the three months ended June 30, 2015 and 2014, contributions totaled $546,982 and $21,343, respectively; and totaled $835,690 and $36,838, respectively, for the six months ended June 30, 2015 and 2014. The Company’s policy is to fund this expense as incurred.

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

In 2011, the Company recorded a liability of $905,781 related to the IATSE claim. For the six months ended June 30, 2015 and 2014, the Company made payments, including interest, totaling $99,323, related to the IATSE claim. As of June 30, 2015 and December 31, 2014, $312,242 and $400,345, respectively, was payable to IATSE, of which $137,872 and $133,286, respectively, have been included in accounts payable and accrued expenses and $174,370 and $267,059, respectively, have been included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

On July 9, 2015, Stockbridge made a capital contribution to the Company totaling $4,000,000 to be used for operations of the Property.

On July 23, 2015, Stockbridge made a capital contribution to the Company totaling $5,500,000 to be used for operations of the Property.

On August 6, 2015, Stockbridge made a capital contribution to the Company totaling $3,500,000 to be used for operations of the Property.

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

The SLS Las Vegas features a casino, hotel, restaurants, nightclubs, and other amenities. The casino has an area of approximately 54,000 square feet, with approximately 792 slot machines, approximately 74 live table games and a sports book which is operated by William Hill pursuant to an operating lease agreement. The hotel includes three towers with a total of 1,612 rooms, comprising 1,361 rooms and 251 suites. SLS Las Vegas also features approximately (i) 10 restaurants, bars and lounges with an area of approximately 40,000 square feet, (ii) two nightlife venues (including pool decks surrounding nightlife venues) with an area of approximately 60,000 square feet and (iii) retail locations with an area of approximately 9,000 square feet. Additionally, there is approximately 33,000 square feet of meeting and convention space, a 7,500 square foot spa and fitness center, and a pool and cabana area of approximately 35,000 square feet.

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

The following table presents condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Net revenues	$36,926	$10	$36,916	N/M	*
Operating expenses	68,035	13,241	54,794	N/M
Operating loss	(31,110)	(13,232)	(17,878)	N/M
Loss on early retirement of debt	(8,654)	—	(8,645)	N/A
Interest income	—	22	(22)	N/M
Interest expense, net of capitalized interest	(8,902)	(5,739)	(3,163)	N/M
Net loss	(48,666)	(18,949)	(29,717)	N/M

*	Not Meaningful

	Six months ended June 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Net revenues	$74,258	$16	$74,242	N/M
Operating expenses	130,757	21,221	109,536	N/M
Operating loss	(56,500)	(21,205)	(35,295)	N/M
Loss on early retirement of debt	(8,654)	(21,875)	13,221	N/M
Interest income	2	50	(48)	N/M
Interest expense, net of capitalized interest	(18,828)	(11,504)	(7,324)	N/M
Net loss	(83,980)	(54,534)	(29,446)	N/M

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The Property’s operations for the three months ended June 30, 2015 have no comparisons to the three months ended June 30, 2014 as we were solely in our construction and pre-opening stage during that period.

Revenues

Our revenues for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Revenues:
Casino	$9,469	$—	$9,469	N/A
Hotel	13,143	—	13,143	N/A
Food and beverage	16,001	—	16,001	N/A
Retail and other	1,286	10	1,276	N/M

Gross revenues	39,899	10	39,889	N/M
Less: promotional allowances	(2,973)	—	(2,973)	N/A

Net revenues	$36,926	$10	$36,916	N/M

Casino revenues were approximately $9.5 million for the three months ended June 30, 2015 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging THE CODE program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $13.1 million for the three months ended June 30, 2015. In 2014, we signed a franchise agreement with Hilton Worldwide Holdings, Inc. (“Hilton”), which allows the Property to be included in Hilton’s Curio Collection and provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $16.0 million for the three months ended June 30, 2015 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $1.3 million for the three months ended June 30, 2015 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the three months ended June 30, 2015 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $3.0 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended June 30, 2015 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Operating expenses:
Casino	$8,755	$—	$8,755	N/A
Hotel	6,459	—	6,459	N/A
Food and beverage	21,738	—	21,738	N/A
Retail and other	628	—	628	N/A
Provision for doubtful accounts	1,165	—	1,165	N/A
General and administrative	16,156	1,391	14,765	N/M
Corporate	853	—	853	N/A
Pre-opening	—	11,327	(11,327)	N/M
Management fees	1,112	171	941	N/M
Depreciation and amortization	11,101	352	10,749	N/M
Loss on disposal of property and equipment	68	—	68	N/A

Total operating expenses	$68,035	$13,241	$54,794	N/M

Operating expenses in the three months ended June 30, 2015 include direct departmental expenses not present in the corresponding 2014 period. During the three months ended June 30, 2015, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, and depreciation and amortization, amongst other items.

Casino expenses totaled $8.8 million for the three months ended June 30, 2015 and primarily included payroll expenses, costs of patron complimentaries, and gaming taxes and licenses.

Hotel expenses totaled $6.5 million for the three months ended June 30, 2015 and primarily included payroll expenses.

Food and beverage expenses totaled $21.7 million for the three months ended June 30, 2015 and primarily included cost of goods sold, payroll expenses related to the operation of the restaurants, nightlife and bars, and entertainment-related costs associated with nightlife.

Retail and other expenses totaled $0.6 million for the three months ended June 30, 2015 and primarily included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $16.2 million for the three months ended June 30, 2015 and primarily included payroll expenses, financing related expenses, legal and consulting expenses, insurance, utilities, taxes and marketing and advertising expenses. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaled $0.9 million for the three months ended June 30, 2015 and primarily included expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses decreased by $11.3 million over the same period in 2014 as a result of the opening of the Property on August 23, 2014. Pre-opening expenses totaled $11.3 million for the three months ended June 30, 2014 and primarily included payroll expenses, legal and consulting expenses, insurance, utilities, taxes and advertising and marketing expenses which are expensed as incurred.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Management fees totaled $1.1 million, which was an increase of $1.0 million compared to the three months ended June 30, 2014. The increase was attributable to the opening of the Property on August 23, 2014.

Depreciation and amortization totaled $11.1 million, which was an increase of $10.7 million compared to the three months ended June 30, 2014. The increase was attributable to a majority of the assets being placed into service upon the opening of the Property on August 23, 2014.

Loss on Early Retirement of Debt

On May 1, 2015, the Company refinanced the existing Senior Construction Facility and Revolving Credit Facility with the Mesa Credit Facility and the Mesa Revolving Credit Facility. As a result of this refinancing, the Company recognized a loss on early retirement of debt on the condensed consolidated statements of operations of $8.7 million related to unamortized deferred financing costs of the existing debt, fees paid to the lenders of the existing debt and fees paid to third parties specifically related to the payoff of the existing debt.

Interest Expense, Net of Capitalized Interest

Interest expense totaled $8.9 million for the three months ended June 30, 2015 as compared to $5.7 million for the three months ended June 30, 2014. The increase of $3.2 million in interest expense, net of capitalized interest, is primarily the result of the cessation of interest capitalization and an increase in the outstanding balance of loans payable subsequent to June 30, 2014. The Property opened on August 23, 2014, at which time the Company ceased capitalizing interest to development costs. During the three months ended June 30, 2015 and 2014, the Company capitalized interest of $0 and $2.4 million, respectively, to development costs. Additionally, the loans payable balance subject to interest expense increased by $47.0 million to $581.0 million as of June 30, 2015 from $534.0 million as of June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The Property’s operations for the six months ended June 30, 2015 have no comparisons to the six months ended June 30, 2014 as we were solely in our construction and pre-opening stage during that period.

Revenues

Our revenues for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Revenues:
Casino	$18,589	$—	$18,589	N/A
Hotel	26,738	—	26,738	N/A
Food and beverage	31,775	—	31,775	N/A
Retail and other	2,532	16	2,516	N/M

Gross revenues	79,634	16	79,618	N/M
Less: promotional allowances	(5,376)	—	(5,376)	N/A

Net revenues	$74,258	$16	$74,242	N/M

Casino revenues were approximately $18.6 million for the six months ended June 30, 2015 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging THE CODE program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $26.7 million for the six months ended June 30, 2015. In 2014, we signed a franchise agreement with Hilton, which allows the Property to be included in Hilton’s Curio Collection and provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $31.8 million for the six months ended June 30, 2015 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $2.5 million for the six months ended June 30, 2015 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the six months ended June 30, 2015 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $5.4 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the six months ended June 30, 2015 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Operating expenses:
Casino	$16,993	$—	$16,993	N/A
Hotel	13,689	—	13,689	N/A
Food and beverage	40,141	—	40,141	N/A
Retail and other	1,200	—	1,200	N/A
Provision for doubtful accounts	1,713	—	1,713	N/A
General and administrative	31,989	2,196	29,793	N/M
Corporate	1,703	—	1,703	N/A
Pre-opening	—	18,020	(18,020)	N/M
Management fees	2,223	332	1,891	N/M
Depreciation and amortization	21,038	657	20,381	N/M
Loss on disposal of property and equipment	68	16	52	N/M

Total operating expenses	$130,757	$21,221	$109,536	N/M

Operating expenses in the six months ended June 30, 2015 include direct departmental expenses not present in the corresponding 2014 period. During the six months ended June 30, 2015, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, and depreciation and amortization, amongst other items.

Casino expenses totaled $17.0 million for the six months ended June 30, 2015 and primarily included payroll expenses, costs of patron complimentaries, and gaming taxes and licenses.

Hotel expenses totaled $13.7 million for the six months ended June 30, 2015 and primarily included payroll expenses.

Food and beverage expenses totaled $40.1 million for the six months ended June 30, 2015 and primarily included cost of goods sold, payroll expenses related to the operation of the restaurants, nightlife and bars, and entertainment-related costs associated with nightlife.

Retail and other expenses totaled $1.2 million for the six months ended June 30, 2015 and primarily included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $32.0 million for the six months ended June 30, 2015 and primarily included payroll expenses, financing related expenses, legal and consulting expenses, insurance, utilities, taxes and marketing and advertising expenses. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaled $1.7 million for the six months ended June, 2015 and primarily included expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses decreased by $18.0 million over the same period in 2014 as a result of the opening of the Property on August 23, 2014. Pre-opening expenses totaled $18.0 million for the six months ended June 30, 2014 and primarily included payroll expenses, legal and consulting expenses, insurance, utilities, taxes and advertising and marketing expenses which are expensed as incurred.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Management fees totaled $2.2 million, which was an increase of $1.9 million compared to the six months ended June 30, 2014. The increase was attributable to the opening of the Property on August 23, 2014.

Depreciation and amortization totaled $21.0 million, which was an increase of $20.4 million compared to the six months ended June 30, 2014. The increase was attributable to a majority of the assets being placed into service upon the opening of the Property on August 23, 2014.

Loss on Early Retirement of Debt

On May 1, 2015, the Company refinanced the existing Senior Construction Facility and Revolving Credit Facility with the Mesa Credit Facility and the Mesa Revolving Credit Facility. As a result of this refinancing, the Company recognized a loss on early retirement of debt on the condensed consolidated statements of operations of $8.7 million related to unamortized deferred financing costs of the existing debt, fees paid to the lenders of the existing debt and fees paid to third parties specifically related to the payoff of the existing debt.

On January 30, 2014, the Company, using restricted cash, prepaid $100.0 million of the Senior Construction Facility, reducing the balance to $150.0 million and paid a prepayment premium equal to 15.00% of the principal repaid, totaling $15.0 million. As a result, the Company wrote off an additional $6.9 million of deferred financing costs. The prepayment premium and the write-off of deferred financing costs totaling $21.9 million are presented on the condensed consolidated statements of operations as loss on early retirement of debt.

Interest Expense, Net of Capitalized Interest

Interest expense totaled $18.8 million for the six months ended June 30, 2015 as compared to $11.5 million for the six months ended June 30, 2014. The increase of $7.3 million in interest expense, net of capitalized interest, is primarily the result of the cessation of interest capitalization and an increase in the outstanding balance of loans payable subsequent to June 30, 2014. The Property opened on August 23, 2014, at which time the Company ceased capitalizing interest to development costs. During the six months ended June 30, 2015 and 2014, the Company capitalized interest of $0 and $4.8 million, respectively, to development costs. Additionally, the loans payable balance subject to interest expense increased by $47.0 million to $581.0 million as of June 30, 2015 from $534.0 million as of June 30, 2014.

Non-U.S. GAAP Measures — EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are used by management as the primary measures of operating performance of SLS Las Vegas. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, loss on early retirement of debt, depreciation and amortization, pre-opening expenses, and corporate expenses.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited — In thousands)	2015	2014	2015	2014
Net loss	$(48,666)	$(18,949)	$(83,980)	$(54,534)
Interest expense, net of capitalized interest	8,902	5,739	18,828	11,504
Interest income	—	(22)	(2)	(50)
Loss on early retirement of debt	8,654	—	8,654	21,875
Depreciation and amortization	11,101	352	21,038	657

EBITDA	(20,009)	(12,880)	(35,462)	(20,548)
Corporate expenses	853	—	1,703	—
Pre-opening expenses	—	11,327	—	18,020

Adjusted EBITDA	$(19,156)	$(1,553)	$(33,759)	$(2,528)

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations and funding of capital projects.

The following table presents condensed consolidated statements of cash flows data for each of the periods indicated:

Liquidity (Unaudited – in thousands)	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(42,263)	$(40,214)
Net cash used in investing activities	(4,331)	(28,121)
Net cash provided by financing activities	48,313	80,262

Net increase in cash and cash equivalents	$1,719	$11,927

As of June 30, 2015, we had $12.4 million in available cash and cash equivalents.

Cash Flows – Operating Activities

The net cash used in operating activities during the six months ended June 30, 2015 and 2014 represents net loss adjusted for certain operations-related non-cash items and changes in operating assets and liabilities.

Cash Flows – Investing Activities

During the six months ended June 30, 2015 and 2014, investing cash flows consisted primarily of expenditures related to property and equipment, including development in progress, and changes in restricted cash. Cash paid for property and equipment, including development in progress, decreased from $170.1 million during the six months ended June 30, 2014 to $9.4 million during the six months ended June 30, 2015 as a result of the completion of the ongoing renovation of the Property. Additionally, the decrease in restricted cash of $141.9 million during the six months ended June 30, 2014 compared to the decrease of $4.9 million during the six months ended June 30, 2015 was a result of a majority of the restricted cash being utilized prior to the project completion in 2014. These two factors offset each other resulting in a net decrease in net cash used in investing cash flows of $23.8 million.

Cash Flows – Financing Activities

During the six months ended June 30, 2015, financing cash flows consisted primarily of proceeds from the issuance of the Mesa Facilities and the borrowing of additional funds from the Junior Construction Facility, offset by the payoff of the Senior Construction Facility and the Revolving Credit Facility, including financing fees related to that transaction. During the six months ended June 30, 2015, the Company received proceeds of $202.9 million from the Mesa Facilities and the Junior Construction Facility. These proceeds were offset by payments of $172.5 million to pay off the Senior Construction Facility and the Revolving Credit Facility and $8.0 million in related financing costs. Additionally, the Company received $28.2 million in contributions from Stockbridge. During the six months ended June 30, 2014, the Company received proceeds of $184.5 million from the Junior Construction Facility. These proceeds were offset by a $100.0 million prepayment towards the Senior Construction Facility and $3.7 million in related financing costs.

External Sources of Liquidity

As of June 30, 2015, the Company held cash and cash equivalents of $12.4 million and restricted cash of $13.6 million. The restricted cash comprises primarily the escrow accounts required by the Mesa Facilities as well as the undrawn portion of the Junior Construction Facility. As of June 30, 2015, the Company has raised $200.0 million of capital from the EB-5 Tranche 2 Loan and has drawn down $200.0 million; and the Company has raised approximately $200.0 million of capital from the EB-5 Tranche 1 Loan and has drawn down $199.0 million. On May 1, 2015, the Company closed on the Mesa Facilities and utilized the proceeds totaling $185.0 million to pay off the Senior Construction Facility and the Revolving Credit Facility and pay the related financing fees.

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

As of June 30, 2015, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for the six months ended June 30, 2015 and 2014. As of June 30, 2015, Stockbridge Fund III has funded capital contributions totaling $28.2 million, and has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 to enable the Company to pay its obligations as they become due.

On May 1, 2015, Holdings entered into a credit agreement with Mesa. The proceeds provided for under the agreement were used to repay the Senior Construction Facility and the Revolving Credit Facility in full (Note 7).

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

We intend to satisfy our long-term liquidity requirements with funding from operating cash flows generated by the SLS Las Vegas, although we cannot assure that operating cash flows will be sufficient. Holdings will be required to generate sufficient cash flow to pay the current interest due on the outstanding borrowings under the Mesa Facilities. Since the interest rates for the Mesa Facilities are based on a spread to LIBOR, the Company will have a variable interest obligation that may cause volatility in our cash flows. In addition, Holdings will be required to generate sufficient cash flow to pay the current interest on the outstanding borrowings under the Junior Construction Facility. Because the SLS Las Vegas is a new property, we do not have a history of operations and we cannot predict whether our cash flow will be sufficient to meet our needs.

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

There were no newly identified significant accounting estimates during the six months ended June 30, 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to related disclosure within Note 2 to our condensed consolidated financial statements included in Item 1 — Notes to the Condensed Consolidated Financial Statements (unaudited) in this quarterly report on Form 10-Q.

Contractual Obligations and Commitments

During the six months ended June 30, 2015, there were changes that had a material effect on our contractual obligations and commitments table included in our Annual Report on Form 10-K for the year ended December 31, 2014. The purchase obligations amount listed in the table decreased by $10.0 million due to the termination of an entertainment contract. This decrease was offset by an increase of $14.5 million in future long term debt payments and an increase of $21.2 million for future long-term debt interest payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Mesa Facilities have a variable rate. As of June 30, 2015, an increase in market rates of interest by 1.0% would increase our annual interest expense by $1.3 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32*	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL):

i. the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014;

ii. the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014;

iii. the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014; and

iv. the notes to condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stockbridge/SBE Investment Company, LLC

August 14, 2015	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ Michael Morgan
Michael Morgan Chief Financial Officer
(Principal Financial Officer)