Form 10-Q
period 2015-09-30
Las Vegas Resort Investment Company, LLC.
filed 2015-11-13
CIK 1606965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55258

Las Vegas Resort Investment Company, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-5141749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2535 Las Vegas Boulevard South Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

702-761-7000

(Registrant’s telephone number, including area code)

Stockbridge/SBE Investment Company, LLC

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

The registrant’s Class A and Class B Membership Interests are not publicly traded. As of November 13, 2015, Las Vegas Resort Voteco Company, LLC owns 100% of the Class A Membership Interests and Las Vegas Resort Intermediate Company, LLC owns 100% of the Class B Membership Interests.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Las Vegas Resort Investment Company, LLC

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,241,180	$10,707,367
Restricted cash	2,436,036	4,422,142
Inventories	3,485,333	4,130,931
Accounts receivable, net	4,501,734	4,681,469
Prepaid expenses and other current assets	5,358,730	5,547,867

Total current assets	29,023,013	29,489,776
Restricted cash	11,601,774	14,093,801
Property and equipment, net (Note 8)	454,363,896	486,019,603
Development in progress (Note 8)	377,120	—
Deferred financing costs, net	40,750,195	57,677,024
Other assets (Note 8)	8,760,883	8,604,169

Total assets	$544,876,881	$595,884,373

Liabilities and Members’ Deficit
Current liabilities
Notes payable	$4,086,976	$4,330,355
Accounts payable and accrued expenses	28,041,073	37,568,636
Due to related parties, net (Note 8)	13,373,579	13,766,098

Total current liabilities	45,501,628	55,665,089
Notes payable	3,065,233	6,133,249
Loans payable	581,236,131	552,000,000
Other long-term liabilities	31,954,052	35,503,969

Total liabilities	661,757,044	649,302,307
Commitments and contingencies (Note 10)
Members’ deficit	(116,880,163)	(53,417,934)

Total liabilities and members’ deficit	$544,876,881	$595,884,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Las Vegas Resort Investment Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Casino	$9,916,862	$5,172,483	$28,505,513	$5,172,483
Hotel	12,299,682	5,376,994	39,037,068	5,376,994
Food and beverage	13,612,683	8,956,402	45,387,900	8,956,402
Retail and other	898,629	472,040	3,430,450	488,086

Gross revenues	36,727,856	19,977,919	116,360,931	19,993,965
Less: promotional allowances	(3,177,587)	(1,971,058)	(8,553,504)	(1,971,058)

Net revenues	33,550,269	18,006,861	107,807,427	18,022,907

Operating expenses
Casino (Note 8)	8,992,558	4,972,495	25,985,611	4,972,495
Hotel (Note 8)	5,169,545	2,254,904	18,858,637	2,254,904
Food and beverage (Note 8)	19,241,263	11,441,152	59,382,138	11,441,152
Retail and other (Note 8)	514,071	335,825	1,714,459	335,825
Provision for doubtful accounts	278,003	153,206	1,991,024	153,206
General and administrative (Note 8)	17,448,255	8,931,917	49,437,325	11,149,512
Corporate (Note 8)	1,032,415	731,264	2,735,627	731,264
Pre-opening (Note 8)	—	23,165,396	—	41,495,706
Management fees (Note 8)	1,007,476	542,312	3,230,189	542,312
Depreciation and amortization	10,286,682	3,641,381	31,324,560	4,298,441
Loss on disposal of property and equipment	54,919	—	123,157	15,917

Total operating expenses	64,025,187	56,169,852	194,782,727	77,390,734

Operating loss	(30,474,918)	(38,162,991)	(86,975,300)	(59,367,827)

Other income (expense)
Loss on early retirement of debt	—	—	(8,653,978)	(21,875,324)
Interest income	—	32,656	2,056	82,964
Interest expense, net of capitalized interest	(8,264,354)	(7,661,497)	(27,092,709)	(19,165,527)

Total other expense	(8,264,354)	(7,628,841)	(35,744,631)	(40,957,887)

Net loss	$(38,739,272)	$(45,791,832)	$(122,719,931)	$(100,325,714)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Las Vegas Resort Investment Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(122,719,931)	$(100,325,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,324,560	4,298,441
Amortization of deferred financing costs and discount	11,284,673	8,497,685
Loss on disposal of property and equipment	123,157	15,917
Loss on early retirement of debt	8,653,978	21,875,324
Provision for doubtful accounts	1,991,024	153,206
Prepayment premium on early retirement of debt	—	(15,000,000)
Changes in operating assets and liabilities
Accounts receivable, net	(1,811,289)	(3,514,833)
Inventories	645,598	(3,932,378)
Prepaid expenses and other current assets	189,137	(6,085,436)
Other assets	(156,714)	(7,521,678)
Accounts payable and accrued expenses	65,188	13,225,898
Due to related parties, net	270,943	13,673,131
Other long-term liabilities	2,772,166	1,329,443

Net cash used in operating activities	(67,367,510)	(73,310,994)

Cash flows from investing activities
Proceeds from disposal of property and equipment	190,000	26,600
Purchases of property and equipment	(10,355,861)	(2,807,482)
Payments for development in progress	—	(220,680,217)
Decrease in restricted cash	4,478,133	238,915,995

Net cash (used in) provided by investing activities	(5,687,728)	15,454,896

Cash flows from financing activities
Contributions from member	59,257,702	5,000,000
Contributions repaid to member	—	(5,000,000)
Payments for financing costs	(10,793,903)	(7,573,026)
Proceeds from loans payable	202,936,647	186,500,000
Payments on loans payable	(172,500,000)	(100,500,000)
Payments on notes payable	(3,311,395)	(951,799)

Net cash provided by financing activities	75,589,051	77,475,175

Net increase in cash and cash equivalents	2,533,813	19,619,077
Cash and cash equivalents, beginning of period	10,707,367	2,583,776

Cash and cash equivalents, end of period	$13,241,180	$22,202,853

Supplemental cash flow disclosure
Cash paid during the period for interest, net of interest capitalized	$13,217,368	$10,645,559
Supplemental disclosure of non-cash investing and financing activities
Amounts included in due to related parties, net capitalized to property and equipment, net	$636,538	$—
Amounts included in accounts payable and accrued expenses capitalized to deferred financing costs, net of discount	$11,094,042	$11,139,539
Amounts included in accounts payable and accrued expenses capitalized to property and equipment, net	$77,320	$29,843,083
Amounts included in other long-term liabilities capitalized to deferred financing costs, net and discount	$27,660,604	$35,094,709
Amortization of prepaid expenses capitalized to development in progress	$—	$314,061
Amounts included in accounts payable and accrued expenses for prepaid expenses and other current assets	$—	$28,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Las Vegas Resort Investment Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

Las Vegas Resort Investment Company, LLC (formerly, Stockbridge/SBE Investment Company, LLC) (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on April 13, 2012 for the purpose of investing in Las Vegas Resort Holdings, LLC (formerly, Stockbridge/SBE Holdings, LLC) (“Holdings”), a Delaware limited liability company, the owner of the property formerly known as Sahara Hotel and Casino in Las Vegas, Nevada (the “Property” or the “SLS Las Vegas”).

The Company has two members: the Class A member is Las Vegas Resort Voteco Company, LLC (formerly, Stockbridge/SBE Voteco, LLC) (“Voteco”), a Delaware limited liability company formed on April 13, 2012, which holds 100% of the voting rights with no economic interest in the Company; and the Class B member is Las Vegas Resort Intermediate Company, LLC (formerly, Stockbridge/SBE Intermediate Company, LLC) (“Intermediateco”), a Delaware limited liability company formed on April 23, 2012, which holds 100% of the economic interest with no voting rights in the Company. Terrence E. Fancher is the sole member and manager of Voteco.

The members of Intermediateco are as follows: Stockbridge Fund II Co-Investors LV Investment, LLC; Stockbridge Fund II LV Investment, LLC, Stockbridge Fund II D LV Investment, LLC, Stockbridge Fund II E LV Investment, LLC and Stockbridge Fund III LV Investment, LLC (“Stockbridge Fund III”) (collectively, “Stockbridge”), all Delaware limited liability companies; SBE Las Vegas Holdings I, LLC (“SBE”), a Delaware limited liability company; and AREFIN Sahara Equity LLC (“AREA”). As of September 30, 2015 and December 31, 2014, Stockbridge and SBE own 90% and 10%, respectively, of Intermediateco. AREA holds no economic interest in Intermediateco. On October 12, 2015, an agreement was executed by the Company, Voteco, Intermediateco, Holdings, Stockbridge and SBE, whereby SBE sold its 10% interest in Intermediateco to Stockbridge, subject to approval of the agreement by the Nevada Gaming Commission (Note 11). This transaction took place between members of Intermediateco and should have no impact on operations of the Company. On October 22, 2015, the Company, Voteco, Intermediateco and Holdings changed their names (Note 11).

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

Historically, the Company has not generated sufficient cash flows from operations to meet its obligations and has met these operating shortfall requirements principally with contributions from Stockbridge and SBE and through the issuance of debt. On May 2, 2012, the Company secured a $300,000,000 senior construction facility (the “Senior Construction Facility”) (Note 7) that was arranged by J.P. Morgan Securities, LLC (“J.P. Morgan”). The net proceeds of the Senior Construction Facility were deposited into an escrow account administered by KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”), to be released upon the Company meeting certain conditions, including securing a minimum of $115,000,000 of additional construction financing (the “Junior Construction Facility”) (Note 7). In February 2013, the Company negotiated an early construction start date and deposited $24,361,631 into an escrow account administered by KeyCorp to be used to finance the first nine months of construction, while the Junior Construction Facility fundraising was completed (Note 7). The Senior Construction Facility and Junior Construction Facility are collectively the “Construction Facilities”. Additionally, on September 16, 2014, Holdings entered into a revolving credit agreement (the “Revolving Credit Agreement”) arranged by J.P. Morgan and administered by JPMorgan Chase Bank, N.A. (“JPM Chase Bank”), which provided for up to $65,000,000 through a senior secured revolving credit facility (the “Revolving Credit Facility”) (Note 7). On May 1, 2015, Holdings and Mesa West LV SA, LLC (“Mesa”) entered into a credit agreement (the “Mesa Credit Facility” and the “Mesa Revolving Credit Facility”, collectively, the “Mesa Facilities”). The proceeds provided for under the Mesa Facilities were used to repay the Senior Construction Facility and the Revolving Credit Facility in full (Note 7).

As of September 30, 2015, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, Stockbridge Fund III has funded capital contributions totaling $59,257,702, and has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 to enable the Company to pay its obligations as they become due.

The Company has initiated certain actions to increase revenues and reduce expenses in order to improve the results of operations, and the Company intends to initiate further actions in 2015 and 2016 to improve profitability. However, there can be no assurance that such actions will be effective.

2.	Summary of Significant Accounting Policies

The preparation of the unaudited interim condensed consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, expenses and certain financial statement disclosures. Actual results may differ from these estimates.

The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 included herein are unaudited, but in our opinion, include all adjustments (which consist of only normal recurring adjustments) necessary to make a fair statement of the financial position as of September 30, 2015 and the results of operations and the cash flows for the periods presented herein. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full fiscal year.

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

Development in Progress

The Company’s capitalization policy for development projects is guided by ASC Topic 835-20 (“ASC 835-20”), Capitalization of Interest, and ASC Topic 970-10, Real Estate – General. The capitalized costs include pre-construction costs essential to the Renovation Project, including design development costs, development fees, real estate taxes, insurance and other costs incurred during the development period. Additionally, in accordance with ASC 835-20, interest costs associated with major construction projects such as the Renovation Project are capitalized as part of the cost of the project. Due to the market conditions in Las Vegas, the Renovation Project was suspended in August 2009 and interest, real estate taxes and insurance were expensed subsequent to August 2009. Feasibility of the Renovation Project improved subsequent to the Closure, and management determined that it would be appropriate to recommence the Renovation Project in September 2011. Accordingly, the Company began capitalizing real estate taxes and insurance as part of the cost of the project commencing in September 2011. In addition, in September 2011, the Company stopped depreciating the building and improvements and reclassified the net book value of the assets of $21,286,363 to development in progress in the accompanying condensed consolidated balance sheets. On May 2, 2012, the Company received funds related to the Senior Construction Facility held in lender-related escrow accounts and began paying the associated interest. Accordingly, the Company began capitalizing interest as part of the cost of the project commencing in May 2012. The amount of interest capitalized was determined by applying the interest rate on the Senior Construction Facility to amounts paid for the Renovation Project until May 1, 2013, when the Company received funds related to the Junior Construction Facility; thereafter, the amount of interest capitalized was determined by using a weighted average cost of debt outstanding. For the three months ended September 30, 2015 and 2014, interest of $0 and $1,545,070, respectively, was capitalized. For the nine months ended September 30, 2015 and 2014, interest of $0 and $6,300,419, respectively, was capitalized.

Upon the Opening of the Property, the assets comprising development in progress were put into service and the capitalization period ceased. The Company transferred the development in progress balance to the applicable classes of property and equipment in the accompanying condensed consolidated balance sheets and began to record depreciation and amortization for these assets.

Subsequent to the Opening of the Property, the Company has initiated additional projects that resulted in a development in progress balance of $377,120 as of September 30, 2015. These projects mainly consisted of additional development to the system that manages the Company’s customer relationships.

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

As of September 30, 2015 and December 31, 2014, no events or changes in circumstances were identified which would indicate that the carrying value of the long-lived assets was not fully recoverable. Accordingly, no impairment was recorded for the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

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

The Company has established a guest reward program called the THE CODE SLS Las Vegas (“THE CODE”) to reward members for the total amount they spend across all the venues and amenities offered at the SLS Las Vegas. Members can earn points based upon the amount they spend and such members can redeem their points for free play and other goods and services subject to the established program rules, as amended and modified from time to time. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

The Company accrues points expected to be earned for goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. As of September 30, 2015 and December 31, 2014, the Company had accrued $265,387 and $103,848, respectively, for the estimated cost of providing these benefits, which have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The estimated departmental cost of providing promotional allowances, which are included primarily in casino operating expenses, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Hotel	$729,980	$426,271	$1,788,121	$426,271
Food and beverage	1,013,272	732,958	2,939,567	732,958
Retail and other	13,534	—	43,772	—

	$1,756,786	$1,159,229	$4,771,460	$1,159,229

Advertising Costs

Costs for advertising are expensed as incurred. For the three months ended September 30, 2015 and 2014, the Company incurred advertising costs totaling $2,072,657 and $5,046,532, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred advertising costs totaling $7,915,812 and $6,360,005, respectively.

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

The Company values its debt periodically, using indicative pricing from market information (Level 2 inputs). The fair value of debt can be affected by, among other things, the availability of capital, interest rates and inflation rates. As a result, determining the fair value involves subjective assumptions and estimates. As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s Senior Construction Facility, the Revolving Credit Facility, the Mesa Credit Facility, the Mesa Revolving Credit Facility and the Notes Payable approximated their fair value.

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

Reclassifications

For the three and nine months ended September 30, 2014, we have reclassified certain operating expenses on the Company’s condensed consolidated statements of operations to conform to current period presentations. These reclassifications had no effect on previously reported net loss.

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

In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs be reported as a deduction of the face amount of the related debt (rather than as an asset) and that the amortization of debt issuance costs continue to be reported as interest expense. The amendments do not affect the guidance on the recognition and measurement of debt issuance costs. The guidance will be required to be applied on a retrospective basis and will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company plans to adopt this guidance on January 1, 2016.

3.	Accounts Receivable, Net

Accounts receivable, net consist of the following:

	September 30, 2015	December 31, 2014
Casino	$4,204,750	$1,604,000
Hotel	1,818,036	2,958,464
Other	826,701	896,826

	6,849,487	5,459,290
Less: allowance for doubtful accounts	(2,347,753)	(777,821)

Total accounts receivable, net	$4,501,734	$4,681,469

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

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid expenses	$5,001,803	$5,082,355
Other current assets	356,927	465,512

Total prepaid expenses and other current assets	$5,358,730	$5,547,867

Prepaid expenses as of September 30, 2015 and December 31, 2014 consist primarily of expenses relating to entertainment, insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other current assets as of September 30, 2015 and December 31, 2014 consist primarily of advance deposits relating to restaurants and retail management agreements and other security deposits.

5.	Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
Land and improvements	$84,664,760	$82,760,900
Building and improvements	246,188,931	245,827,513
Furniture, fixtures and equipment	168,837,511	172,862,866

Total property and equipment	499,691,202	501,451,279
Less: accumulated depreciation	(45,327,306)	(15,431,676)

Property and equipment, net	$454,363,896	$486,019,603

Depreciation of $10,286,682 and $3,641,381 was incurred during the three months ended September 30, 2015 and 2014, respectively; and, $31,324,560 and $4,298,441, incurred during the nine months ended September 30, 2015 and 2014, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Deferred financing costs	$11,094,042	$11,353,524
Property and equipment	77,320	9,410,589
Current interest	3,330,204	1,392,633
Chip liability	238,034	442,461
Other	13,301,473	14,969,429

Total accounts payable and accrued expenses	$28,041,073	$37,568,636

7.	Loans and Notes Payable

Loans and notes payable consist of the following:

	September 30, 2015	December 31, 2014
Senior Construction Facility	$—	$150,000,000
Mesa Credit Facility (net of unamortized discount of $3,763,869)	158,736,131	—
Junior Construction Facility	400,000,000	398,000,000
Revolving Credit Facility	—	4,000,000
Mesa Revolving Credit Facility	22,500,000	—

Total loans payable	581,236,131	552,000,000
Notes payable	7,152,209	10,463,604

Total loans and notes payable	588,388,340	562,463,604
Less: current portion	(4,086,976)	(4,330,355)

Total long term loans and notes payable	$584,301,364	$558,133,249

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

On February 14, 2013, Stockbridge and SBE made capital contributions to the Company totaling $24,361,631, which were deposited into an escrow account administered by KeyCorp. These funds are Qualified Additional Financing (as defined in the Senior Construction Facility loan documents) and were used to finance construction of the Renovation Project for the first nine months of construction, while the Junior Construction Facility fundraising continued. On the same date, the Company commenced construction of the Renovation Project.

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

The Senior Construction Facility bore interest at London Interbank Offered Rate (“LIBOR”) plus 11.00%, with a minimum interest rate of 13.00% and would have matured on the earlier of (i) May 2, 2017 or (ii) nine months prior to the maturity date of the Junior Construction Facility. Additionally, the Company was subject to certain covenants pursuant to the Senior Construction Facility, including certain financial covenants with an initial measurement date of September 30, 2015.

On May 1, 2015, Holdings entered into an agreement with Mesa to refinance the Senior Credit Facility and the Revolving Credit Facility (the “Refinancing”). Subsequent to the Refinancing, the Senior Construction Facility and the Revolving Credit Facility were paid in full and the related restrictive financial covenants were eliminated. The Refinancing resulted in a loss on early retirement of debt totaling $8,653,978, which was included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015. This loss consisted of unamortized deferred financing costs and fees paid directly to or on behalf of the lenders of the Senior Construction Facility and the Revolving Credit Facility related to the Refinancing.

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

As of September 30, 2015, the EB-5 Tranche 1 Facility lender, via a special purpose entity, had raised $200,000,000 for the EB-5 Tranche 1 Facility. As of September 30, 2015, the Company has drawn $199,000,000 from the EB-5 Tranche 1 Facility (“EB-5 Tranche 1 Loan”, and collectively with the EB-5 Tranche 2 Loan, the “EB-5 Loans”). The undrawn portion is held in lender and lender related accounts and reflected as restricted cash and loans payable in the accompanying condensed consolidated balance sheets because the Company is the primary obligor. The EB-5 Tranche 1 Loan bears interest at 0.50% and matures on January 30, 2019, subject to a one-year extension option.

On September 16, 2014, the Company entered into amendments of the Junior Construction Facility, which provided for, among other things, the consent to secure the Revolving Credit Facility.

For the three months ended September 30, 2015 and 2014, the Company incurred interest relating to the EB-5 Loans totaling $502,309 and $464,455, respectively, and, $1,489,103 and $1,025,992, respectively, during the nine months ended September 30, 2015 and 2014, which has been included in interest expense in the accompanying condensed consolidated statements of operations. As of September 30, 2015, interest payable in respect of the EB-5 Loans totaling $2,019,773 and $1,015,820 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, interest payable in respect of the EB-5 Loans totaling $1,283,767 and $362,722 has been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. The EB-5 Loans are collateralized by a subordinated mortgage interest in the Renovation Project.

Commencing in 2013, the Company incurred certain percentage fees on a per annum basis based upon the balances outstanding on the EB-5 Loans as well as a result of the EB-5 Agents achieving certain fundraising goals that are payable directly or indirectly by the Company. The fees include the following:

(i) The Company incurred certain percentage fees based upon the balance outstanding of the EB-5 Loans for the EB-5 Agents’ administration of the EB-5 Loans totaling $1,783,778 and $1,009,278 for the three months ended September 30, 2015 and 2014, respectively, and, $5,289,222 and $2,662,965, respectively, during the nine months ended September 30, 2015 and 2014, which have been included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2015, fees payable to the EB-5 Agents totaling $254,278 and $3,150,792 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, fees payable to the EB-5 Agents totaling $441,315 and $891,500 have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(ii) The Company incurred certain percentage fees based upon the balance outstanding under the EB-5 Loans for migration agent services totaling $0 and $4,873,924 for the three months ended September 30, 2015 and 2014, respectively, and $134,750 and $34,727,090, respectively, for the nine months ended September 30, 2015 and 2014, which have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. As of September 30, 2015, fees payable totaled $11,074,042 and $25,810,604 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2014, fees payable totaled $11,343,424 and $33,982,688 and have been included in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

(iii) The EB-5 Agents earn one-time fees based on the aggregate amount of EB-5 Loans raised (“Success Fees”). Success Fees totaling $0 and $40,000 for the three months ended September 30, 2015 and 2014, respectively, and $40,000 and $4,105,000, respectively, for the nine months ended September 30, 2015 and 2014, were earned by the EB-5 Agents and have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, $20,000 and $0, respectively, were payable to the EB-5 Agents and have been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Additionally, the Company incurs fees for advisory services for the EB-5 Loans. For the nine months ended September 30, 2015 and the year ended December 31, 2014, fees totaling $0 and $300,000, respectively, were paid and have been capitalized as deferred financing costs in the accompanying condensed consolidated balance sheets. Henceforth, the Company will incur fees for additional advisory services to manage the Junior Construction Facility, which will be expensed as incurred.

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

On May 1, 2015, the Holdings entered into an agreement with Mesa to refinance the Senior Credit Facility and the Revolving Credit Facility (the “Refinancing”). Subsequent to the Refinancing, the Senior Construction Facility and the Revolving Credit Facility were paid in full and the related restrictive financial covenants were eliminated. The Refinancing resulted in a loss on early retirement of debt totaling $8,653,978, which was included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015. This loss consisted of unamortized deferred financing costs and fees paid directly to or on behalf of the lenders of the Senior Construction Facility and the Revolving Credit Facility related to the Refinancing.

Mesa Credit Facility and Mesa Revolving Credit Facility

On May 1, 2015, Holdings, entered into a credit agreement with Mesa, for a total amount of $185,000,000. This amount is comprised of an initial funding amount of $162,500,000, the Mesa Credit Facility, and a future advance revolving amount of $22,500,000, the Mesa Revolving Credit Facility, all of which has been fully funded as of May 1, 2015. Collectively, the Mesa Credit Facility and the Mesa Revolving Credit Facility are the “Mesa Loans”. The proceeds from the Mesa Facilities were used to repay the principal amount outstanding under the Senior Construction Facility of $150,000,000, the balance due on the Revolving Credit Facility of $22,500,000, and partially to fund the escrow accounts required under the Mesa Facilities. The Mesa Facilities will mature on May 1, 2019, subject to a one-year extension option, and bear an interest rate of LIBOR plus 8.00%, with a minimum LIBOR of 0.50%. The Mesa Facilities are secured by a first priority lien on all the assets of Holdings and the Company and are senior to the Junior Construction Facility.

For the three months ended September 30, 2015 and 2014, the Company incurred interest relating to the Mesa Loans totaling $4,018,611 and $0, respectively, and, $6,683,125 and $0, respectively, during the nine months ended September 30, 2015 and 2014, which has been included in interest expense in the accompanying condensed consolidated statements of operations. As of September 30, 2015, interest payable in respect of the Mesa Loans totaling $1,310,417 has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

At any given time, the unutilized portion of the Mesa Revolving Credit Facility is subject to a 0.50% revolving commitment fee. As of September 30, 2015, $162,500,000 and $22,500,000 of the Mesa Credit Facility and the Mesa Revolving Credit Facility, respectively, were outstanding.

Notes Payable

In October 2013, the Company entered into a provider contract and equipment payment and security agreement with KT Corporation for the construction of various interactive media displays throughout the Property. The agreement was subsequently amended in July 2014. The total amended contract price was $13,597,699, of which $1,336,770 was paid on November 27, 2013, and the remainder is to be paid in 12 equal quarterly installments commencing on September 30, 2014. The outstanding principal balance of the contract price bears interest at a fixed rate equal to 9.50% per annum. As of September 30, 2015 and December 31, 2014, $7,152,209 and $10,217,441, respectively, of the note payable was outstanding, of which $4,086,976 and $4,086,976, respectively, has been included in current notes payable and $3,065,233 and $6,130,465, respectively, have been included in long-term notes payable in the accompanying condensed consolidated balance sheets.

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

For the three months ended September 30, 2015 and 2014, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $1,007,476 and $542,312, respectively, which have been included in management fees in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, the Company incurred fees relating to the Amended Hotel Management Agreement totaling $3,230,189 and $542,312, respectively, which have been included in management fees in the accompanying condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, $1,528,228 and $858,029, respectively, was payable to SBEHG.

For the three months ended September 30, 2015 and 2014, SBEHG incurred payroll-related costs on behalf of the Company totaling $25,732,240 and $25,787,315, respectively. For the nine months ended September 30, 2015 and 2014, SBEHG incurred payroll-related costs on behalf of the Company totaling $77,222,189 and $34,519,052, respectively. As of September 30, 2015 and December 31, 2014, payroll-related expenses of $11,094,217 and $10,360,332, respectively, were payable to SBEHG.

On October 12, 2015, SBE sold its 10% interest in Intermediateco to Stockbridge subject to the approval of the gaming authorities. Concurrent with the sale of interest, the Amended Hotel Management Agreement was replaced with a license agreement with an affiliate of SBE that provides for the use of the SLS brand and certain other SBE-owned intellectual property (Note 11).

SBE Las Vegas Redevelopment I, LLC

On April 1, 2011, the Company entered into a development management agreement (the “Development Management Agreement”) with SBE Las Vegas Redevelopment I, LLC (the “Development Manager”), an affiliate of the Company, to manage the Renovation Project. Pursuant to the Development Management Agreement, the Company is required to pay development management fees totaling $10,873,000, payable in monthly installments of $300,000. Significant revisions to and increases in the scope of the Renovation Project will result in an increase in fees due under the Development Management Agreement equal to 2.00% of the increase in project costs. For the three months ended September 30, 2015 and 2014, the Company incurred development management fees totaling $0 and $600,000, respectively, which have been capitalized to property and equipment in 2014 in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2015 and 2014, the Company incurred development management fees totaling $0 and $2,400,000, respectively, which have been capitalized to property and equipment in 2014 in the accompanying condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, no amounts were payable to the Development Manager related to the fees due under the Development Management Agreement. After the opening of the Property in August 2014, no additional monthly installments were required.

For the three months ended September 30, 2015 and 2014, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $0 and $236,295, respectively. For the nine months ended September 30, 2015 and 2014, the Development Manager incurred payroll-related expenses on behalf of the Company totaling $0 and $519,970, respectively. As of September 30, 2015 and December 31, 2014, $0 were payable to the Development Manager.

Stockbridge

For the three months ended September 30, 2015 and 2014, the Company incurred costs totaling $283,667 and $822,831, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, of which $283,667 and $358,753, respectively, have been included in corporate expenses and $0 and $352,805, respectively, have been included in pre-opening expenses in the accompanying condensed consolidated statements of operations, and $0 and $111,273, respectively, have been included in property and equipment, net, in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2015 and 2014, the Company incurred costs totaling $1,169,543 and $1,808,971, respectively, for asset management and travel related and other reimbursable expenses that Stockbridge paid and charged back to the Company, $1,169,543 and $358,753, respectively, have been included in corporate expenses and $0 and $793,609, respectively, have been included in pre-opening expenses in the accompanying condensed consolidated statements of operations, and $0 and $656,609, respectively, have been included in property and equipment, net, in the accompanying condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, $978,875 and $2,725,961, respectively, was payable to Stockbridge.

For the three months ended September 30, 2015 and 2014, Stockbridge made capital contributions to the Company totaling $31,100,000 and $0, respectively. For the nine months ended September 30, 2015 and 2014, Stockbridge made capital contributions to the Company totaling $59,257,702 and $0, respectively.

SBE

For the three months ended September 30, 2015 and 2014, the Company incurred costs totaling $1,279,952 and $3,627,452, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $0 and $985,993, respectively, have been included in pre-opening expenses, $580,093 and $331,290, respectively, have been included in corporate expenses, and $699,859 and $0, respectively, have been included in other operating expenses in the accompanying condensed consolidated statements of operations, and $0 and $126,435, respectively, have been included in property and equipment, net, and $0 and $2,183,734, respectively, have been included in other assets in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2015 and 2014, the Company incurred costs totaling $2,898,281 and $5,773,433, respectively, for management and travel related and other reimbursable expenses that SBE paid and charged back to the Company, of which $0 and $2,965,898, respectively, have been included in pre-opening expenses, $846,100 and $0, respectively, have been included in corporate expenses and $2,052,181 and $0, respectively, have been included in other operating expenses in the accompanying condensed consolidated statements of operations, and $0 and $292,511, respectively, have been included in property and equipment, net, and $0 and $2,183,734, respectively, have been included in other assets in the accompanying condensed consolidated balance sheets. Additionally, SBE and its affiliates owe the company $1,248,697 for reimbursement of expenses and shared sponsorship funds. As of September 30, 2015, $227,741 was due from SBE. As of December 31, 2014, there was a $178,224 net receivable from SBE. As SBEHG is a subsidiary of SBE, this net receivable is netted with the amounts payable to SBEHG in the accompanying condensed consolidated balance sheets.

9.	Employee Benefit Plans

Multi-Employer Defined Benefit Pension Plans

The Company contributes to two multi-employer defined benefit pension plans (the “Plans”) for union employees. For the three months ended September 30, 2015 and 2014, contributions totaled $559,724 and $99,475, respectively; and totaled $1,395,413 and $136,313, respectively, for the nine months ended September 30, 2015 and 2014. The Company’s policy is to fund this expense as incurred.

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

In 2011, the Company recorded a liability of $905,781 related to the IATSE claim. For the nine months ended September 30, 2015 and 2014, the Company made payments, including interest, totaling $148,984 and $198,645, respectively, related to the IATSE claim. As of September 30, 2015 and December 31, 2014, $267,060 and $400,345, respectively, was payable to IATSE, of which $140,224 and $133,286, respectively, have been included in accounts payable and accrued expenses and $126,836 and $267,059, respectively, have been included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

On October 10, 2015, Stockbridge made a capital contribution to the Company totaling $2,150,000 to be used for operations of the Property.

On October 12, 2015, an agreement was executed by the Company, Voteco, Intermediateco, Holdings, Stockbridge and SBE, whereby SBE sold its 10% interest in Intermediateco to Stockbridge, subject to approval of the agreement by the gaming authorities.

On the same date, the Company executed an agreement to convert the Amended Hotel Management Agreement with SBEHG within 30 days of the execution date to a license agreement with an affiliate of SBE that provides for the use of the SLS brand and certain other SBE-owned intellectual property.

On October 22, 2015, the Company, Holdings, Intermediateco and Voteco changed their names (Note 1).

On October 23, 2015, the Company executed certain agreements with affiliates of Starwood Resorts Worldwide (“Starwood”) to convert part of the Property to a W branded hotel and to allow the Property to join Starwood’s Tribute Portfolio, giving the Company access to Starwood’s reservation system and loyalty program and participation in Starwood’s marketing initiatives.

On October 26, 2015, Stockbridge made a capital contribution to the Company totaling $9,600,000 to be used for operations of the Property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 22, 2015, the Company changed its name from Stockbridge/SBE Investment Company, LLC to Las Vegas Resort Investment Company, LLC.

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

The SLS Las Vegas features a casino, hotel, restaurants, nightclubs, and other amenities. The casino has an area of approximately 54,000 square feet, with approximately 642 slot machines, approximately 67 live table games and a sports book which is operated by William Hill pursuant to an operating lease agreement. The hotel includes three towers with a total of 1,631 rooms, comprising 1,380 rooms and 251 suites. SLS Las Vegas also features approximately (i) 10 restaurants, bars and lounges with an area of approximately 40,000 square feet, (ii) two nightlife venues (including pool decks surrounding nightlife venues) with an area of approximately 60,000 square feet and (iii) retail locations with an area of approximately 9,000 square feet. Additionally, there is approximately 33,000 square feet of meeting and convention space, a 7,500 square foot spa and fitness center, and a pool and cabana area of approximately 35,000 square feet.

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

The following table presents condensed consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Net revenues	$33,550	$18,007	$15,543	N/M	*
Operating expenses	64,025	56,170	7,855	N/M
Operating loss	(30,475)	(38,163)	7,688	N/M
Interest expense, net of capitalized interest	(8,264)	(7,661)	(603)	N/M
Net loss	(38,739)	(45,792)	7,052	N/M

*	Not Meaningful

	Nine months ended September 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Net revenues	$107,807	$18,023	$89,784	N/M
Operating expenses	194,783	77,391	117,392	N/M
Operating loss	(86,975)	(59,368)	(27,607)	N/M
Loss on early retirement of debt	(8,654)	(21,875)	13,221	N/M
Interest expense, net of capitalized interest	(27,093)	(19,166)	(7,927)	N/M
Net loss	(122,720)	(100,326)	(22,394)	N/M

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The Property opened and commenced operations on August 23, 2014. As such, its operations for the three months ended September 30, 2015 have limited comparability to the three months ended September 30, 2014 as we were primarily in our construction and pre-opening stage during that period.

Revenues

Our revenues for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Revenues:
Casino	$9,917	$5,173	$4,744	N/M
Hotel	12,300	5,377	6,923	N/M
Food and beverage	13,612	8,956	4,656	N/M
Retail and other	899	472	427	N/M

Gross revenues	36,728	19,978	16,750	N/M
Less: promotional allowances	(3,178)	(1,971)	(1,207)	N/M

Net revenues	$33,550	$18,007	$15,543	N/M

Casino revenues were approximately $9.9 million for the three months ended September 30, 2015 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging THE CODE program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $12.3 million for the three months ended September 30, 2015 and comprised revenues from group sales, casino guests, online travel agencies and transient sales, among others. Additionally, in 2014, we signed a franchise agreement with Hilton Worldwide Holdings, Inc. (“Hilton”), which allows the Property to be included in Hilton’s Curio Collection and provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $13.6 million for the three months ended September 30, 2015 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $0.9 million for the three months ended September 30, 2015 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the three months ended September 30, 2015 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $3.2 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended September 30, 2015 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Operating expenses:
Casino	$8,993	$4,973	$4,020	N/M
Hotel	5,170	2,255	2,915	N/M
Food and beverage	19,241	11,441	7,800	N/M
Retail and other	514	336	178	N/M
Provision for doubtful accounts	278	153	125	N/M
General and administrative	17,448	8,932	8,516	N/M
Corporate	1,032	731	301	N/M
Pre-opening	—	23,165	(23,165)	N/M
Management fees	1,007	543	464	N/M
Depreciation and amortization	10,287	3,641	6,646	N/M
Loss on disposal of property and equipment	55	—	55	N/M

Total operating expenses	$64,025	$56,170	$7,855	N/M

Operating expenses in the three months ended September 30, 2015 include direct departmental expenses not present in the corresponding 2014 period. During the three months ended September 30, 2015, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, and depreciation and amortization, amongst other items.

Casino expenses totaled $9.0 million for the three months ended September 30, 2015 and primarily included payroll expenses, costs of patron complimentaries, and gaming taxes and licenses.

Hotel expenses totaled $5.2 million for the three months ended September 30, 2015 and primarily included payroll expenses.

Food and beverage expenses totaled $19.2 million for the three months ended September 30, 2015 and primarily included cost of goods sold, payroll expenses related to the operation of the restaurants, nightlife and bars, and entertainment-related costs associated with nightlife.

Retail and other expenses totaled $0.5 million for the three months ended September 30, 2015 and primarily included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $17.4 million for the three months ended September 30, 2015 and primarily included payroll expenses, financing related expenses, legal and consulting expenses, insurance, utilities, taxes and marketing and advertising expenses. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaled $1.0 million for the three months ended September 30, 2015 and primarily included expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses totaled $23.2 million for the three months ended September 30, 2014 and primarily included payroll expenses, legal and consulting expenses, insurance, utilities, taxes and advertising and marketing expenses which are expensed as incurred.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Management fees totaled $1.0 million, which was an increase of $0.5 million compared to the three months ended September 30, 2014. The increase was attributable to the opening of the Property on August 23, 2014.

Depreciation and amortization totaled $10.3 million, which was an increase of $6.6 million compared to the three months ended September 30, 2014. The increase was attributable to a majority of the assets being placed into service upon the opening of the Property on August 23, 2014.

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

Interest Expense, Net of Capitalized Interest

Interest expense totaled $8.3 million for the three months ended September 30, 2015 as compared to $7.7 million for the three months ended September 30, 2014. The increase of $0.6 million in interest expense, net of capitalized interest, is primarily an increase in the outstanding balance of loans payable subsequent to September 30, 2014, which increased by $45.2 million to $581.2 million as of September 30, 2015 from $536.0 million as of September 30, 2014.

Nine months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014

The Property’s operations for the nine months ended September 30, 2015 have limited comparability to the nine months ended September 30, 2014 as we were primarily in our construction and pre-opening stage during that period.

Revenues

Our revenues for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Revenues:
Casino	$28,506	$5,173	$23,333	N/M
Hotel	39,037	5,377	33,660	N/M
Food and beverage	45,388	8,956	36,432	N/M
Retail and other	3,430	488	2,942	N/M

Gross revenues	116,361	19,994	96,367	N/M
Less: promotional allowances	(8,554)	(1,971)	(6,583)	N/M

Net revenues	$107,807	$18,023	$89,784	N/M

Casino revenues were approximately $28.5 million for the nine months ended September 30, 2015 and consisted of table games and slots. We continue to focus our efforts on increasing the level of table game play at the Property and increasing the volume of slot play through leveraging THE CODE program and building our database of table game and slot customers during the initial ramp up period for the Property.

Hotel revenues were approximately $39.0 million for the nine months ended September 30, 2015 and comprised revenues from group sales, casino guests, online travel agencies and transient sales. Additionally, in 2014, we signed a franchise agreement with Hilton, which allows the Property to be included in Hilton’s Curio Collection and provides us with access to Hilton’s reservation system and loyalty program and participation in Hilton’s marketing initiatives.

Food and beverage revenues of $45.4 million for the nine months ended September 30, 2015 comprise revenues from Company-owned and -operated restaurants, banquet and convention space, nightlife venues, in-room dining and bars.

Retail and other revenues of $3.4 million for the nine months ended September 30, 2015 are generated by the Property’s spa and salon, retail outlets and other miscellaneous activities.

Revenues for the nine months ended September 30, 2015 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $8.6 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the nine months ended September 30, 2015 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s operations. We expect this level of promotional allowance expense to continue in the short-term, but to decline to industry norms as the initial ramp-up period passes.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months Ended September 30,
Income Statement Data (Unaudited – in thousands)	2015	2014	$ Change	% Change
Operating expenses:
Casino	$25,986	$4,973	$21,013	N/A
Hotel	18,859	2,255	16,604	N/A
Food and beverage	59,382	11,441	47,941	N/A
Retail and other	1,714	336	1,378	N/A
Provision for doubtful accounts	1,991	153	1,838	N/A
General and administrative	49,437	11,150	38,287	N/M
Corporate	2,736	731	2,005	N/A
Pre-opening	—	41,495	(41,495)	N/M
Management fees	3,230	543	2,687	N/M
Depreciation and amortization	31,325	4,298	27,027	N/M
Loss on disposal of property and equipment	123	16	107	N/M

Total operating expenses	$194,783	$77,391	$117,392	N/M

Operating expenses in the nine months ended September 30, 2015 include direct departmental expenses not present in the corresponding 2014 period. During the nine months ended September 30, 2015, these operating expenses included casino, hotel, food and beverage, retail and other, general and administrative, corporate, and depreciation and amortization, amongst other items.

Casino expenses totaled $26.0 million for the nine months ended September 30, 2015 and primarily included payroll expenses, costs of patron complimentaries, and gaming taxes and licenses.

Hotel expenses totaled $18.9 million for the nine months ended September 30, 2015 and primarily included payroll expenses.

Food and beverage expenses totaled $59.4 million for the nine months ended September 30, 2015 and primarily included cost of goods sold, payroll expenses related to the operation of the restaurants, nightlife and bars, and entertainment-related costs associated with nightlife.

Retail and other expenses totaled $1.7 million for the nine months ended September 30, 2015 and primarily included costs of goods sold and payroll expenses relating to the operation of the Property’s spa and salon and other miscellaneous activities.

General and administrative expenses totaled $49.4 million for the nine months ended September 30, 2015 and primarily included payroll expenses, financing related expenses, legal and consulting expenses, insurance, utilities, taxes and marketing and advertising expenses. General and administrative expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Corporate expenses totaled $2.7 million for the nine months ended September 30, 2015 and primarily included expenses incurred by Stockbridge and SBE in connection with the operations of the Property. Corporate expenses incurred prior to the opening of the Property on August 23, 2014, related to pre-opening activities, have been included in pre-opening expenses.

Pre-opening expenses totaled $41.5 million for the nine months ended September 30, 2014 and primarily included payroll expenses, legal and consulting expenses, insurance, utilities, taxes and advertising and marketing expenses which are expensed as incurred.

We continue to invest in marketing and advertising to increase awareness of the SLS brand and attract new customers. We use a variety of advertising channels including, but not limited to, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Management fees totaled $3.2 million, which was an increase of $2.7 million compared to the nine months ended September 30, 2014. The increase was attributable to the opening of the Property on August 23, 2014.

Depreciation and amortization totaled $31.3 million, which was an increase of $27.0 million compared to the nine months ended September 30, 2014. The increase was attributable to a majority of the assets being placed into service upon the opening of the Property on August 23, 2014.

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

Interest Expense, Net of Capitalized Interest

Interest expense totaled $27.1 million for the nine months ended September 30, 2015 as compared to $19.2 million for the nine months ended September 30, 2014. The increase of $7.9 million in interest expense, net of capitalized interest, is primarily the result of an increase in the outstanding balance of loans payable subsequent to September 30, 2014, which increased by $45.2 million to $581.2 million as of September 30, 2015 from $536.0 million as of September 30, 2014.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
(Unaudited — In thousands)	2015	2014	2015	2014
Net loss	$(38,739)	$(45,792)	$(122,720)	$(100,326)
Interest expense, net of capitalized interest	8,264	7,661	27,093	19,166
Interest income	—	(33)	(2)	(83)
Loss on early retirement of debt	—	—	8,654	21,875
Depreciation and amortization	10,287	3,641	31,325	4,298

EBITDA	(20,188)	(34,523)	(55,650)	(55,070)
Corporate expenses	1,032	731	2,736	731
Pre-opening expenses	—	23,165	—	41,495

Adjusted EBITDA	$(19,156)	$(10,627)	$(52,914)	$(12,844)

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations and funding of capital projects.

The following table presents condensed consolidated statements of cash flows data for each of the periods indicated:

Liquidity (Unaudited – in thousands)	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(67,368)	$(73,311)
Net cash (used in) provided by investing activities	(5,688)	15,455
Net cash provided by financing activities	75,590	77,475

Net increase in cash and cash equivalents	$2,534	$19,619

As of September 30, 2015, we had $13.2 million in available cash and cash equivalents.

Cash Flows – Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2015 and 2014 represents net loss adjusted for certain operations-related non-cash items and changes in operating assets and liabilities.

Cash Flows – Investing Activities

During the nine months ended September 30, 2015 and 2014, investing cash flows consisted primarily of expenditures related to property and equipment, including development in progress, and changes in restricted cash. Cash paid for property and equipment, including development in progress, decreased from $223.5 million during the nine months ended September 30, 2014 to $10.4 million during the nine months ended September 30, 2015 as a result of the completion of the ongoing renovation of the Property. Additionally, the decrease in restricted cash of $238.9 million during the nine months ended September 30, 2014 compared to the decrease of $4.5 million during the nine months ended September 30, 2015 was a result of a majority of the restricted cash being utilized prior to the project completion in 2014. These two factors offset each other resulting in a net decrease in net cash used in investing cash flows of $5.7 million.

Cash Flows – Financing Activities

During the nine months ended September 30, 2015, financing cash flows consisted primarily of proceeds from the issuance of the Mesa Facilities and the borrowing of additional funds from the Junior Construction Facility, offset by the payoff of the Senior Construction Facility and the Revolving Credit Facility, including financing fees related to that transaction. During the nine months ended September 30, 2015, the Company received proceeds of $202.9 million from the Mesa Facilities and the Junior Construction Facility. These proceeds were offset by payments of $172.5 million to pay off the Senior Construction Facility and the Revolving Credit Facility and $10.8 million in related financing costs. Additionally, the Company received $59.3 million in contributions from Stockbridge. During the nine months ended September 30, 2014, the Company received proceeds of $186.5 million from the Junior Construction Facility. These proceeds were offset by a $100.5 million prepayment towards the Senior Construction Facility and $7.6 million in related financing costs.

External Sources of Liquidity

As of September 30, 2015, the Company held cash and cash equivalents of $13.2 million and restricted cash of $14.0 million. The restricted cash comprises primarily the escrow accounts required by the Mesa Facilities as well as the undrawn portion of the Junior Construction Facility. As of September 30, 2015, the Company has raised $200.0 million of capital from the EB-5 Tranche 2 Loan and has drawn down $200.0 million; and the Company has raised approximately $200.0 million of capital from the EB-5 Tranche 1 Loan and has drawn down $199.0 million. On May 1, 2015, the Company closed on the Mesa Facilities and utilized the proceeds totaling $185.0 million to pay off the Senior Construction Facility and the Revolving Credit Facility and pay the related financing fees.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those expenditures that are expected to be incurred within the next 12 months. We believe those requirements consist primarily of funds necessary to pay planned capital expenditures, financing costs and interest payments, and on-going working capital requirements. We expect our short-term liquidity requirements to be approximately $76.6 million.

As of September 30, 2015, the Company has a working capital deficit and a members’ deficit. The Company has incurred net losses and negative operating cash flows for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, Stockbridge Fund III has funded capital contributions totaling $59.3 million, and has confirmed to the Company that it has the intent to provide sufficient funds to the Company, if necessary and if unavailable through other sources, through December 31, 2015 to enable the Company to pay its obligations as they become due.

On May 1, 2015, Holdings entered into a credit agreement with Mesa. The proceeds provided for under the agreement were used to repay the Senior Construction Facility and the Revolving Credit Facility in full (Note 7).

The Company has initiated certain actions to increase revenues and reduce expenses in order to improve the results of operations, and the Company intends to initiate further actions in 2015 and 2016 to improve profitability of the Company. However, there can be no assurance that such actions will be effective.

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

There were no newly identified significant accounting estimates during the nine months ended September 30, 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to related disclosure within Note 2 to our condensed consolidated financial statements included in Item 1 — Notes to the Condensed Consolidated Financial Statements (unaudited) in this quarterly report on Form 10-Q.

Contractual Obligations and Commitments

During the nine months ended September 30, 2015, there were changes that had a material effect on our contractual obligations and commitments table included in our Annual Report on Form 10-K for the year ended December 31, 2014. The purchase obligations amount listed in the table increased by $36.4 million, which comprises $14.5 million and $21.2 million for long-term debt and interest payments, respectively, and $10.4 million for management and licensing fee agreements, offset by a decrease in purchase commitments of $9.7 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Mesa Facilities have a variable rate. As of September 30, 2015, an increase in market rates of interest by 1.0% would increase our annual interest expense by $1.3 million.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL):

i. the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014;

ii. the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014;

iii. the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014; and

iv. the notes to condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Las Vegas Resort Investment Company, LLC

November 13, 2015	By:	/s/ Terrence E. Fancher
Terrence E. Fancher
Chief Executive Officer
(Principal Executive Officer)

November 13, 2015	By:	/s/ Michael Morgan
Michael Morgan Chief Financial Officer
(Principal Financial Officer)